Form 10-Q
period 2001-12-28
ARAMARK CORP/DE
filed 2002-02-11
CIK 1144528

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 28, 2001

                        Commission file number 001-16807

                               ARAMARK CORPORATION

             (Exact name of registrant as specified in its charter)

          Delaware                                       23-3086414
          --------                                       ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                    Identification Number)

          ARAMARK Tower
         1101 Market Street
      Philadelphia, Pennsylvania                            19107
      --------------------------                            -----
(Address of principal executive offices)                 (Zip Code)

                                 (215) 238-3000

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes X   No
                                           ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A common stock outstanding at January 25, 2002: 156,805,466
Class B common stock outstanding at January 25, 2002:  34,735,145
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      ARAMARK CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)


                          ASSETS
                          ------
                                                             December 28,             September 28,
                                                                 2001                      2001
                                                            -----------              -----------
Current Assets:
     Cash and cash equivalents                              $    27,137              $    24,799
     Receivables                                                569,263                  503,291
     Inventories, at lower of cost or market                    416,747                  415,798
     Prepayments and other current assets                       160,835                   76,310
                                                            -----------              -----------
          Total current assets                                1,173,982                1,020,198
                                                            -----------              -----------
Property and Equipment, net                                   1,143,848                1,087,833
Goodwill and Other Intangible Assets                          1,573,919                  817,542
Other Assets                                                    276,753                  290,821
                                                            -----------              -----------
                                                            $ 4,168,502              $ 3,216,394
                                                            ===========              ===========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
Current Liabilities:
     Current maturities of long-term borrowings             $    46,622              $    34,710
     Accounts payable                                           362,242                  459,249
     Accrued expenses and other liabilities                     690,655                  590,192
                                                            -----------              -----------
          Total current liabilities                           1,099,519                1,084,151
                                                            -----------              -----------
Long-Term Borrowings                                          1,827,964                1,635,867
Deferred Income Taxes and Other Noncurrent Liabilities          260,852                  229,484

Common Stock Subject to Potential Repurchase Under
 Provisions of Shareholders' Agreement                             --                     20,000

Shareholders'Equity Excluding Common Stock
   Subject to Repurchase:
     Class A common stock, par value $.01                         1,673                    1,672
     Class B common stock, par value $.01                           345                     --
     Capital surplus                                            743,803                    1,065
     Earnings retained for use in the business                  334,568                  283,125
     Accumulated other comprehensive income (loss)              (24,858)                 (18,970)
     Treasury stock                                             (75,364)                    --
     Impact of potential repurchase feature of
        common stock                                               --                    (20,000)
                                                            -----------              -----------
          Total                                                 980,167                  246,892
                                                            -----------              -----------
                                                            $ 4,168,502              $ 3,216,394
                                                            ===========              ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)



                                                    For the Three Months Ended
                                                    --------------------------
                                                    December 28,  December 29,
                                                        2001         2000
                                                    ----------    ----------
Sales                                               $2,109,688    $1,947,278
                                                    ----------    ----------
Costs and Expenses:
   Cost of services provided                         1,903,989     1,751,969
   Depreciation and amortization                        60,353        58,629
   Selling and general corporate expenses               27,398        24,814
                                                    ----------    ----------
                                                     1,991,740     1,835,412
                                                    ----------    ----------

   Operating income                                    117,948       111,866

Interest and Other Financing Costs, net                 35,498        40,597
                                                    ----------    ----------
        Income before income taxes                      82,450        71,269
Provision for Income Taxes                              31,007        27,841
                                                    ----------    ----------
   Net income                                       $   51,443    $   43,428
                                                    ==========    ==========

Earnings Per Share:
   Basic                                            $      .29    $      .26
                                                    ==========    ==========
   Diluted                                          $      .27    $      .24
                                                    ==========    ==========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)


                                                          For the Three Months Ended
                                                      -------------------------------------
                                                      December 28,             December 29,
                                                          2001                     2000
                                                       ---------                ---------

Cash flows from operating activities:
   Net income                                          $  51,443                $  43,428
   Adjustments to reconcile net income to net
     cash used in operating activities:
        Depreciation and amortization                     60,353                   58,629
        Income taxes deferred                              5,144                    1,002
   Changes in noncash working capital                   (195,470)                (171,372)
   Net proceeds from sale of receivables                  41,105                     --
   Other operating activities                             (5,201)                 (10,359)
                                                       ---------                ---------
Net cash used in operating activities                    (42,626)                 (78,672)
                                                       ---------                ---------
Cash flows from investing activities:
   Purchases of property and equipment                   (40,516)                 (45,101)
   Disposals of property and equipment                     3,034                    6,039
   Sale of investments                                      --                      8,240
   Acquisition of certain businesses                    (793,910)                 (22,207)
   Other investing activities                             13,705                    4,245
                                                       ---------                ---------
Net cash used in investing activities                   (817,687)                 (48,784)
                                                       ---------                ---------
Cash flows from financing activities:
   Proceeds from additional long-term borrowings         623,808                  150,014
   Payment of long-term  borrowings                     (421,899)                  (2,380)
   Proceeds from issuance of common stock                743,095                    1,448
   Repurchase of stock                                   (80,128)                 (16,481)
   Other financing activities                             (2,225)                    --
                                                       ---------                ---------
Net cash provided by financing activities                862,651                  132,601
                                                       ---------                ---------
Increase in cash and cash equivalents                      2,338                    5,145
Cash and cash equivalents, beginning of period            24,799                   24,592
                                                       ---------                ---------
Cash and cash equivalents, end of period               $  27,137                $  29,737
                                                       =========                =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

    The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year.

(2) CAPITAL STOCK:

    On December 14, 2001, the Company completed an initial public offering of 34,500,000 shares of its Class B common stock at a price of $23.00 per share, raising approximately $742.9 million, net of issuance costs. Just prior to the completion of the initial public offering, old ARAMARK Corporation merged with its wholly owned subsidiary, ARAMARK Worldwide Corporation. Each outstanding ARAMARK old Class B and old Class A common share was exchanged for two shares and twenty shares, respectively, of the surviving corporation's Class A common stock and had the effect of a two-for-one stock split. ARAMARK Worldwide's name was changed to ARAMARK Corporation, and it succeeded to all the assets, liabilities, rights and obligations of old ARAMARK. Shareholders' equity, share and per share amounts have been restated to give effect to the two-for-one merger exchange ratio and the change in capital stock of the Company. The restatement had no effect on other amounts, including net income previously reported by ARAMARK. Upon completion of the merger, the Amended and Restated Stockholders' Agreement was terminated and the Company's limited obligation to repurchase shares was eliminated.

    Although the Class B shares contain the same economic interests in the Company as the Class A shares, the Class A shares entitle holders to ten votes per share while the Class B shareowners are entitled to one vote per share. After the completion of the initial public offering, but prior to the stock buybacks discussed below, Class A shares constituted about 83% of our total outstanding stock and about 98% of our total voting power, while the Class B shares constituted about 17% of our total outstanding shares and about 2% of our total voting power.

    On December 14, 2001, the Company purchased 3,276,700 Class A shares owned by employee benefit plans for $23.00 per share, resulting in a cash expenditure of $75.4 million. These shares, which are reflected as treasury shares, represented 10% of all Class A shares owned by these benefit plans.

    On December 17, 2001, the Company announced an offer to purchase up to 10% of its Class A common stock, excluding shares owned by benefit plans, for $23.00 per share. On January 25, 2002, the Company completed the tender offer for its Class A common stock and purchased 13.6 million shares for approximately $314 million. The remaining proceeds from the initial public offering were used to repay a portion of the bridge loan discussed in
    Note 9.

    On December 10, 2001, shareholders approved the ARAMARK 2001 Equity Incentive Plan, which provides for the initial issuance of up to 30,000,000 shares of either Class A or Class B common stock, with an additional 3% of the Company's common stock outstanding as of the end of the prior calendar year becoming available under the plan on each January 1 following the adoption of the plan. Concurrent with the initial public offering, the company granted 3.7 million options to purchase Class A common stock under the plan. The options vest ratably over four years, with an exercise price equal to the initial public offering price. No future stock option grants will be made under the ARAMARK Ownership Plan.

    Additionally, during the first quarter of fiscal 2002, pursuant to the ARAMARK Ownership Program, employees purchased 481,170 shares or $2.5 million of Class A Common Stock for $.2 million cash plus $2.3 million of deferred payment obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) GOODWILL:

    At the beginning of the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in accordance with the early adoption provisions of the standard. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it is subject to at least an annual assessment for impairment by applying a fair value based test. The Company is currently conducting the transitional goodwill impairment tests required by SFAS No. 142, which must be completed within six months of adoption.

    The elimination of goodwill amortization would have increased net income by $5.3 million for the three months ended December 29, 2000, or $.03 per basic and diluted share. Adjusted net income, basic and diluted earnings per share for the three months then ended are $48.7 million, $0.29 per share and $0.27 per share, respectively.

    Goodwill as of December 28, 2001 as allocated by segment is as follows:

                        September 28, 2001    Acquisitions   Translation and Other  December 28, 2001
                        ------------------    ------------   ---------------------  -----------------
                                 (in thousands)

    Food and Support
    Services - United
    States                    $340,562        $  487,347              --              $  827,909

    Food and Support
    Services -
    International               41,852              --          $     (607)               41,245

    Uniform and Career
    Apparel - Rental           147,800               124              --                 147,924

    Uniform and Career
    Apparel - Direct Marketing 104,066              --                --                 104,066

    Educational Resources       70,736              --                --                  70,736
                              --------        ----------        ----------            ----------
    Consolidated              $705,016        $  487,471        $     (607)           $1,191,880
                              ========        ==========        ==========            ==========

    The increase in goodwill is primarily due to the preliminary allocation of goodwill related to the acquisition of ServiceMaster Management Services (see Note 9), which is subject to revision based on final determination of the purchase price allocation.

    Intangible assets as of December 28, 2001 are as follows:

                                            Gross                   Accumulated
                                           Amount                   Amortization
                                           ------                   ------------
                                                     (in thousands)
    Customer relationship assets        $ 465,367                     $ 105,495
    Other                                  38,616                        16,449
                                        ---------                     ---------
    Total                               $ 503,983                     $ 121,944
                                        ---------                     ---------

    All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. Net intangible assets increased $269.5 million during fiscal 2002, primarily due to the acquisition of ServiceMaster Management Services (see Note 9), which is subject to revision based on final determination of the purchase price allocation.

    Amortization expense related to intangible assets for the three months ended December 28, 2001 was $10.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) SUPPLEMENTAL CASH FLOW INFORMATION:

    The Company made interest payments of $33.6 million and $36.5 million and income tax payments of $37.2 million and $24.5 million during the first quarter of fiscal 2002 and 2001, respectively.

(5) EARNINGS PER SHARE:

    The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Prior year earnings per share amounts have been restated to reflect the merger discussed in Note 2 above. Pro forma net income and earnings per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001 (see Note
    3). Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:


                                                           Three Months Ended         Pro Forma
                                                     -----------------------------   ------------
                                                     December 28,     December 29,   December 29,
                                                         2001             2000          2000
                                                     ------------     ------------   ------------
                                                        (in thousands, except per share data)
    Earnings:
           Net income                                  $ 51,443         $ 43,428       $ 48,713
                                                       ========         ========       ========
    Shares:
       Weighted average number of common
            shares outstanding used in basic
            earnings per share calculation              175,984          169,946        169,946
       Impact of potential exercise opportunities
            under the ARAMARK Ownership and
            Equity Incentive Plans                       11,733           11,159         11,159
                                                       --------         --------       --------
       Total common shares used in diluted
            earnings per share calculation              187,717          181,105        181,105
                                                       ========         ========       ========
    Basic earnings per common share                    $    .29         $    .26       $    .29
                                                       ========         ========       ========
    Diluted earnings per common share                  $    .27         $    .24       $    .27
                                                       ========         ========       ========

(6) COMPREHENSIVE INCOME:

    Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $45.6 million and $52.7 million for the three months ended December 28, 2001 and December 29, 2000, respectively.

(7) ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

    The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. As of December 28, 2001, the Company has $200 million of interest rate swap agreements fixing the rate on a like amount of variable rate borrowings. There were no forward exchange contract agreements outstanding as of December 28, 2001.

    The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the quarter ended

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

    December 28, 2001, unrealized net gains of approximately $1.1 million (net of tax) related to interest rate swaps were recorded in Other Comprehensive Income. As of December 28, 2001, approximately $5.3 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $4.3 million of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness for existing derivative instruments for the quarter ending December 28, 2001 was not material.

(8) SEGMENT INFORMATION:

    Sales and operating income by segment are as follows:

                                                                Three Months Ended
                                                          ----------------------------
                                                          December 28,    December 29,
    Sales                                                    2001             2000
    -----                                                 ----------       ----------
                                                                  (in thousands)
    Food and Support Services - United States             $1,313,217       $1,186,334
    Food and Support Services - International                304,167          265,339
    Uniform and Career Apparel - Rental                      250,596          250,383
    Uniform and Career Apparel - Direct Marketing            128,540          132,055
    Educational Resources                                    113,168          113,167
                                                          ----------       ----------
                                                          $2,109,688       $1,947,278
                                                          ==========       ==========

                                                            Three Months Ended          Pro Forma
                                                       -----------------------------   ------------
                                                       December 28,     December 29,   December 29,
    Operating Income                                      2001              2000          2000
    ----------------                                   ------------     ------------   ------------
                                                                       (in thousands)
    Food and Support Services - United States           $ 66,952          $ 60,345       $ 62,999
    Food and Support Services - International             11,527             9,940         10,227
    Uniform and Career Apparel - Rental                   30,301            32,007         33,298
    Uniform and Career Apparel - Direct Marketing          9,767             8,747          9,520
    Educational Resources                                  7,243             6,538          7,309
                                                        --------          --------       --------
                                                         125,790           117,577        123,353
    Corporate and Other                                   (7,842)           (5,711)        (5,390)
                                                        --------          --------       --------
     Operating Income                                    117,948           111,866        117,963
    Interest Expense, Net                                (35,498)          (40,597)       (40,597)
                                                        --------          --------       --------
     Income Before Income Taxes                         $ 82,450          $ 71,269       $ 77,366
                                                        ========          ========       ========


    Pro forma segment information is shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001 (see Note 3).

    Included in "Corporate and Other" in the first quarter of fiscal 2001 is a gain of $6.6 million resulting from the redemption of preferred stock by an entity which the Company divested in fiscal 1997. Also included in "Corporate and Other" in fiscal 2001 are charges related to certain litigation pertaining to a previously divested entity ($1.5 million), merger and acquisition related costs ($0.5 million), and the immaterial cumulative effect ($2.6 million) of a change by the Educational Resources business in accounting for non-refundable registration fees pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) ACQUISITIONS:

    On November 30, 2001 the Company completed the acquisition of the management services division of The ServiceMaster Company (ServiceMaster Management Services). The aggregate consideration for the transaction was approximately $790 million in cash, subject to post closing adjustments, plus costs of the acquisition.

    ServiceMaster Management Services is a leader in the provision of facility management services in the United States, providing a complete range of facility management services to the healthcare, education and business and industry client sectors. The facility management services provided include custodial services, plant operations and management, groundskeeping, technical support and food services. ServiceMaster Management Services also has operations in Canada and maintains licensing arrangements with local service providers in approximately 25 other countries.

    The Company believes that the acquisition of ServiceMaster Management Services will further enhance its position as a leading provider of outsourced services. The Company believes the acquisition will enable it to strengthen its portfolio of services by broadening its facility services base in the United States and internationally. In addition, the Company believes the acquisition will provide ARAMARK with additional strategic benefits, including opportunities to cross-sell food and support services and other outsourced services to ServiceMaster Management Services' existing clients.

    The Company has financed the acquisition of ServiceMaster Management Services and related expenses in an aggregate of approximately $800 million by borrowing approximately an additional $200 million under the Company's senior revolving credit facility and $600 million under a new bridge financing facility with a group of banks. A portion of the bridge financing was repaid with proceeds from the initial public offering of Class B common stock discussed in Note 2. The bridge financing facility is unsecured and matures in November 2002. The bridge loan is included in long-term borrowings in the December 28, 2001 consolidated balance sheet as the Company has the ability to refinance it through the revolving credit facility. The Company and certain other subsidiaries are the guarantors of the obligations in the same manner as the Company's senior revolving credit facility. Interest under the bridge financing facility is based on, at the Company's option, LIBOR plus a spread ranging from 1.125% to 1.875% per annum and an initial spread of 1.375% (with the spread increasing by 0.25% after May 30, 2002 and by an additional 0.25% after August 30, 2002 or the higher of the prime rate or 0.5% per annum over the federal funds rate. The bridge financing facility has restrictive covenants, financial covenants and events of default substantially similar to those included in the Company's senior revolving credit facility.

    The results of ServiceMaster Management Services have been included in the accompanying condensed consolidated financial statements since the date of acquisition and are included in the Food and Support Services - United States segment. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their respective fair values. The Company is in the process of obtaining independent appraisals and other information supporting the fair value of the individual assets acquired and liabilities assumed in order to complete the allocation of the purchase price. The initial purchase price allocation may be revised in the future based on such additional information. The preliminary allocation of the purchase price to intangible assets is as follows:

                                           Allocated      Amortization
                                             Amount          Period
                                             ------          ------
                                                (in thousands)

    Customer relationship assets          $ 265,000         10 years
    Service mark rights                      10,000          3 years
    Non-compete agreements                    5,000          4 years

    Had the acquisition of ServiceMaster Management Services occurred at the beginning of the respective fiscal periods, pro forma sales, net income and diluted earnings per share for the three month periods ended would have been approximately $2.3 billion, $51.8 million and $.28 per share for fiscal 2002 and $2.2 billion, $41.9 million and $.23 per share for fiscal 2001.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from the combined operations, and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

     During the first quarter of fiscal 2001, the Company acquired the UK food and support services business of the Campbell Bewley Group Limited, issuing stock (8% interest) of a subsidiary as consideration. Additionally, the Company acquired a 45% interest in the Campbell Bewley Group Limited's food and support services business in Ireland for approximately $19 million in cash.

(10) NEW ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt these standards no later than the beginning of fiscal 2003, and is currently evaluating the impact of both.

(11) SUBSEQUENT EVENT:

     In January 2002, the Company entered into an agreement to sell its interests in the Boston Red Sox Baseball Club and a related entity, which controls rights to broadcast Red Sox games. Upon completion of the transaction, which is expected to occur in the second quarter of fiscal 2002, the Company expects to record a pre-tax gain of approximately $40 million with after-tax cash proceeds of approximately $50 million. The completion of this transaction is conditioned on the concurrent sale by the majority partner of its interest in the Red Sox entities.

(12) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND
     SUBSIDIARIES:

     The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

     These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of December 28, 2001 (or approximately $2.2 billion pro forma to reflect the tender offer). The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                December 28, 2001
                                 (In Millions)


                             ASSETS
                             ------
                                                           ARAMARK
                                                         Services, Inc.
                                                             and         Other       ARAMARK
                                                         Subsidiaries Subsidiaries Corporation  Eliminations Consolidated
                                                         ------------ ------------ -----------  ------------ ------------

Current Assets:
     Cash and cash equivalents                           $     16.4   $     10.3   $      0.4    $   --        $     27.1
     Receivables                                              370.8        197.7          0.8        --             569.3
     Inventories, at lower of cost or market                   96.0        320.8         --          --             416.8
     Prepayments and other current assets                     122.4         37.1          1.3        --             160.8
                                                         ----------   ----------   ----------    ----------    ----------
        Total current assets                                  605.6        565.9          2.5        --           1,174.0
                                                         ----------   ----------   ----------    ----------    ----------
Property and Equipment, net                                   310.6        830.9          2.3        --           1,143.8
Goodwill and Other Intangible Assets                          993.6        580.3         --          --           1,573.9
Intercompany Receivable                                     1,593.1        105.6         --        (1,698.7)       --
Investment in Subsidiaries                                   --           --          1,755.0      (1,755.0)       --
Other Assets                                                  147.7        125.5          3.6        --             276.8
                                                         ----------   ----------   ----------    ----------    ----------
                                                         $  3,650.6   $  2,208.2   $  1,763.4    $ (3,453.7)   $  4,168.5
                                                         ==========   ==========   ==========    ==========    ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:

     Current maturities of long-term borrowings          $     46.3   $      0.3   $     --      $   --        $     46.6
     Accounts payable                                         238.2         78.4         45.6        --             362.2
     Accrued expenses and otherliabilities                    497.9        180.3         12.4        --             690.6
                                                         ----------   ----------   ----------    ----------    ----------
        Total current liabilities                             782.4        259.0         58.0        --           1,099.4
                                                         ----------   ----------   ----------    ----------    ----------
Long-Term Borrowings                                        1,822.7          5.3         --          --           1,828.0
Deferred Income Taxes and Other Noncurrent Liabilities        114.8        104.6         41.5        --             260.9
Intercompany Payable                                          737.0        278.0        683.7      (1,698.7)       --
Shareholders' Equity                                          193.7      1,561.3        980.2      (1,755.0)        980.2
                                                         ----------   ----------   ----------    ----------    ----------
                                                         $  3,650.6   $  2,208.2   $  1,763.4    $ (3,453.7)   $  4,168.5
                                                         ==========   ==========   ==========    ==========    ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 28, 2001
                                 (In Millions)


                          ASSETS
                          ------

                                                        ARAMARK
                                                    Services, Inc.
                                                         and          Other       ARAMARK
                                                    Subsidiaries  Subsidiaries  Corporation    Eliminations   Consolidated
                                                    ------------  ------------  -----------    ------------   ------------
Current Assets:
     Cash and cash equivalents                      $     17.3    $      7.1    $      0.4     $   --         $     24.8
     Receivables                                         310.8         191.6           0.9         --              503.3
     Inventories, at lower of cost or market              93.3         322.5        --             --              415.8
     Prepayments and other current assets                 34.0          39.9           2.4         --               76.3
                                                    ----------    ----------    ----------     ----------     ----------
        Total current assets                             455.4         561.1           3.7         --            1,020.2
                                                    ----------    ----------    ----------     ----------     ----------
Property and Equipment, net                              249.1         836.4           2.3         --            1,087.8
Goodwill and Other Intangible Assets                     233.0         584.5        --             --              817.5
Intercompany Receivable                                2,243.5         105.6        --           (2,349.1)        --
Investment in Subsidiaries                              --            --           1,709.5       (1,709.5)        --
Other Assets                                             163.4         124.0           3.5         --              290.9
                                                    ----------    ----------    ----------     ----------     ----------
                                                    $  3,344.4    $  2,211.6    $  1,719.0     $ (4,058.6)    $  3,216.4
                                                    ==========    ==========    ==========     ==========     ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

Current Liabilities:
     Current maturities of long-term borrowings     $     34.3    $      0.4    $   --         $   --         $     34.7
     Accounts payable                                    293.6         117.0          48.6         --              459.2
     Accrued expenses and other liabilities              348.4         224.1          17.7         --              590.2
                                                    ----------    ----------    ----------     ----------     ----------
        Total current liabilities                        676.3         341.5          66.3         --            1,084.1
                                                    ----------    ----------    ----------     ----------     ----------
Long-Term Borrowings                                   1,629.4           6.5        --             --            1,635.9
Deferred Income Taxes and Other Noncurrent
   Liabilities                                            74.1         103.7          51.7         --              229.5
Intercompany Payable                                     773.4         241.6       1,334.1       (2,349.1)        --
Common Stock Subject to Potential Repurchase
   Under Provisions of Shareholders' Agreement          --            --              20.0         --               20.0
Shareholders' Equity Excluding Common Stock
   Subject to Repurchase                                 191.2       1,518.3         246.9       (1,709.5)         246.9
                                                    ----------    ----------    ----------     ----------     ----------
                                                    $  3,344.4    $  2,211.6    $  1,719.0     $ (4,058.6)    $  3,216.4
                                                    ==========    ==========    ==========     ==========     ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  For the three months ended December 28, 2001
                                  (In Millions)

                                              ARAMARK
                                            Services, Inc.
                                                and            Other     ARAMARK
                                            Subsidiaries   Subsidiaries Corporation     Eliminations     Consolidated
                                            ------------   ------------ -----------     ------------     ------------
Sales                                       $  1,404.9       $  704.8      $--           $   --           $  2,109.7
Equity in Net Income of Subsidiaries            --             --             51.4            (51.4)          --
Management Fee Income                           --             --              8.4             (8.4)          --
                                            ----------       --------      -------       ----------       ----------
                                               1,404.9          704.8         59.8            (59.8)         2,109.7
Costs and Expenses:
   Cost of services provided                   1,308.4          602.9       --                 (7.3)         1,904.0
   Depreciation and amortization                  28.1           32.2       --                  0.1             60.4
   Selling and general corporate expenses         13.3            6.9          7.3             (0.1)            27.4
                                            ----------       --------      -------       ----------       ----------
                                               1,349.8          642.0          7.3             (7.3)         1,991.8
                                            ----------       --------      -------       ----------       ----------
     Operating Income                             55.1           62.8         52.5            (52.5)           117.9
Interest and Other Financing Costs, net:
   Interest expense, net                          34.2            0.2          1.1           --                 35.5
   Intercompany interest, net                    (25.9)          27.0       --                 (1.1)          --
                                            ----------       --------      -------       ----------       ----------
Interest and Other Financing Costs, net            8.3           27.2          1.1             (1.1)            35.5
                                            ----------       --------      -------       ----------       ----------
     Income before income taxes                   46.8           35.6         51.4            (51.4)            82.4
Provision for Income Taxes                        18.6           12.4       --               --                 31.0
                                            ----------       --------      -------       ----------       ----------
     Net Income                             $     28.2       $   23.2      $  51.4       $    (51.4)      $     51.4
                                            ==========       ========      =======       ==========       ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                  For the three months ended December 29, 2000
                                 (In Millions)


                                                 ARAMARK
                                              Services, Inc.
                                                   and           Other       ARAMARK
                                              Subsidiaries   Subsidiaries  Corporation     Eliminations     Consolidated
                                              ------------   ------------  -----------     ------------     ------------
Sales                                          $  1,231.2       $  716.1      $--           $   --           $  1,947.3
Equity in Net Income of Subsidiaries               --             --             43.4            (43.4)          --
Management Fee Income                              --             --             10.0            (10.0)          --
                                               ----------       --------      -------       ----------       ----------
                                                  1,231.2          716.1         53.4            (53.4)         1,947.3
Costs and Expenses:
   Cost of services provided                      1,149.2          611.6       --                 (8.8)         1,752.0
   Depreciation and amortization                     23.4           35.2       --                  0.1             58.7
   Selling and general corporate expenses             9.5            6.6          8.7           --                 24.8
                                               ----------       --------      -------       ----------       ----------
                                                  1,182.1          653.4          8.7             (8.7)         1,835.5
                                               ----------       --------      -------       ----------       ----------
     Operating Income                                49.1           62.7         44.7            (44.7)           111.8
Interest, net:
   Interest expense, net                             39.3         --              1.3           --                 40.6
   Intercompany interest, net                        (5.3)           6.6       --                 (1.3)          --
                                               ----------       --------      -------       ----------       ----------
Interest Expense, net                                34.0            6.6          1.3             (1.3)            40.6
                                               ----------       --------      -------       ----------       ----------
     Income before income taxes                      15.1           56.1         43.4            (43.4)            71.2
Provision for Income Taxes                            9.9           17.9       --               --                 27.8
                                               ----------       --------      -------       ----------       ----------
Net Income                                     $      5.2       $   38.2      $  43.4       $    (43.4)      $     43.4
                                               ==========       ========      =======       ==========       ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the three months ended December 28, 2001
                                  (In Millions)



                                                       ARAMARK
                                                    Services, Inc.
                                                         and         Other          ARAMARK
                                                    Subsidiaries  Subsidiaries    Corporation Eliminations  Consolidated
                                                    ------------  ------------    ----------- ------------  ------------
Net cash provided by (used in) operating activities  $    1.4       $ (30.0)      $  (14.1)      $--         $  (42.7)
Cash flows from investing activities:
   Purchases of property and equipment                  (18.6)        (21.9)        --            --            (40.5)
   Disposals of property and equipment                    2.5           0.5         --            --              3.0
   Acquisition of certain businesses                   (793.2)         (0.7)        --            --           (793.9)
   Other investing activities                            13.0           0.7         --            --             13.7
                                                     --------       -------       --------       ---         --------
Net cash used in investing activities                  (796.3)        (21.4)        --            --           (817.7)
                                                     --------       -------       --------       ---         --------
Cash flows from financing activities:
   Proceeds from additional long-term borrowings        623.8        --             --            --            623.8
   Payment of long-term borrowings                     (420.6)         (1.3)        --            --           (421.9)
   Repurchase of stock                                 --            --              (80.1)       --            (80.1)
   Proceeds from issuance of common stock              --            --              743.1        --            743.1
   Change in intercompany, net                          593.0          55.9         (648.9)       --           --
   Other financing activities                            (2.2)       --             --            --             (2.2)
                                                     --------       -------       --------       ---         --------
Net cash provided by financing activities               794.0          54.6           14.1        --            862.7
                                                     --------       -------       --------       ---         --------
Increase (decrease) in cash and cash equivalents         (0.9)          3.2         --            --              2.3
Cash and cash equivalents, beginning of period           17.3           7.1            0.4        --             24.8
                                                     --------       -------       --------       ---         --------
Cash and cash equivalents, end of period             $   16.4       $  10.3       $    0.4       $--         $   27.1
                                                     ========       =======       ========       ===         ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                  For the three months ended December 29, 2000
                                 (In Millions)


                                                          ARAMARK
                                                       Services, Inc.
                                                            and        Other       ARAMARK
                                                       Subsidiaries Subsidiaries Corporation Eliminations  Consolidated
                                                       ------------ ------------ ----------- ------------  ------------
Net cash used in operating activities                   $  (28.6)     $ (34.5)     $ (15.5)     $--         $  (78.6)
Cash flows from investing activities:
   Purchases of property and equipment                     (27.4)       (17.7)      --           --            (45.1)
   Disposals of property and equipment                       0.9          5.1       --           --              6.0
   Sale of investments                                    --              8.2       --           --              8.2
   Acquisition of certain businesses                       (19.6)        (2.6)      --           --            (22.2)
   Other investing activities                               (0.6)         4.9       --           --              4.3
                                                        --------      -------      -------      ---         --------
Net cash used in investing activities                      (46.7)        (2.1)      --           --            (48.8)
                                                        --------      -------      -------      ---         --------
Cash flows from financing activities:
   Proceeds from additional long-term borrowings           150.0       --           --           --            150.0
   Payment of long-term borrowings                          (1.2)        (1.2)      --           --             (2.4)
   Repurchase of stock                                    --           --            (16.5)      --            (16.5)
   Proceeds from issuance of common stock                 --           --              1.4       --              1.4
   Change in intercompany, net                             (75.4)        44.8         30.6       --           --
                                                        --------      -------      -------      ---         --------
Net cash provided by financing activities                   73.4         43.6         15.5       --            132.5
                                                        --------      -------      -------      ---         --------
Increase (decrease) in cash and cash equivalents            (1.9)         7.0       --           --              5.1

Cash and cash equivalents, beginning of period              19.5          4.8          0.3       --             24.6
                                                        --------      -------      -------      ---         --------
Cash and cash equivalents, end of period                $   17.6      $  11.8      $   0.3      $--         $   29.7
                                                        ========      =======      =======      ===         ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages attributable to each operating segment for the three months ended December 28, 2001 and December 29, 2000. As discussed in Note 3 to the condensed consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of the beginning of fiscal 2002. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. Accordingly, no goodwill amortization is reflected in the fiscal 2002 results shown below. To facilitate comparability, the Pro Forma fiscal 2001 amounts shown below have been adjusted to eliminate goodwill amortization from the fiscal 2001 as reported results. The following discussion of results compares fiscal 2002 operating results to the Pro Forma fiscal 2001 results.


                                                                                 Three Months Ended
                                                                 ---------------------------------------
                                                                  December 28, 2001   December 29, 2000
                                                                 ------------------- -------------------
   Sales                                                             $          %         $         %
   -----                                                         ------------------- -------------------
                                                                           (dollars in millions)
Food & Support Services - United States                          $1,313.2      62%    $1,186.3     61%
Food & Support Services - International                             304.2      15%       265.3     13%
Uniform and Career Apparel - Rental                                 250.6      12%       250.4     13%
Uniform and Career Apparel - Direct Marketing                       128.5       6%       132.1      7%
Educational Resources                                               113.2       5%       113.2      6%
                                                                 -----------------    ----------------
                                                                 $2,109.7     100%    $1,947.3    100%
                                                                 =================    ================

                                                                        Three Months Ended
                                                          ---------------------------------------------
                                                                                              Pro Forma
                                                           December 28,    December 29,     December 29,
                                                                2001           2000             2000
                                                          -------------   --------------   --------------
   Operating Income                                         $        %       $       %       $         %
   ----------------                                       -------------   --------------   --------------
                                                                          (dollars in millions)
Food & Support Services - United States                   $ 67.0    57%   $ 60.4    54%    $ 63.0    53%
Food & Support Services - International                     11.5    10%      9.9     9%      10.2     9%
Uniform and Career Apparel - Rental                         30.3    26%     32.0    28%      33.3    28%
Uniform and Career Apparel - Direct Marketing                9.8     8%      8.8     8%       9.6     8%
Educational Resources                                        7.2     6%      6.5     6%       7.3     6%
                                                          -------------   -------------    -------------
                                                           125.8   107%    117.6   105%     123.4   104%
Corporate and Other                                         (7.8)   -7%     (5.7)   -5%      (5.4)   -4%
                                                          -------------   -------------    -------------
                                                          $118.0   100%   $111.9   100%    $118.0   100%
                                                          =============   =============    =============

Consolidated Overview

Sales for the first quarter of fiscal 2002 were $2.1 billion, an increase of 8% over fiscal 2001, driven by double-digit sales growth in the Food and Support Services segments, while sales in the Uniform and Career Apparel segments and the Educational Resources segment were essentially equal to the prior year. Excluding the impact of acquisitions and foreign currency translation, sales for first quarter of fiscal 2002 increased 2% over the prior year period. Operating income for the first quarter of fiscal 2002 of $118 million was equal to the prior year pro forma operating income. Excluding the impact of acquisitions, an unusual net gain in the first quarter of fiscal 2001 (see Note 8 to the condensed consolidated financial statements), and foreign currency translation, consolidated operating income decreased 2% compared to the prior year period. Higher unemployment levels in the United States, particularly in the manufacturing and automotive sectors, the general economic slowdown in the United States and the continuing effects of the September 11, 2001 terrorist attacks, continued to adversely impact the 2002 first quarter results. Had the terrorist attacks of September 11th not occurred, management estimates that consolidated operating income, net income and diluted earnings per share would have been approximately 3%, 4% and 4% higher than reported, respectively.

Interest and other financing costs, net for the first quarter of fiscal 2002 decreased $5.1 million or 13% compared to the prior year due primarily to lower interest rates. The effective tax rate for the first quarter of fiscal 2002 was 37.6% compared to 39.1% in the prior year first quarter, with the decrease due primarily to the change in accounting for goodwill amortization. On a Pro Forma basis adjusting to eliminate goodwill amortization in the fiscal 2001 period, the effective tax rate was 37%.

Net income for the first quarter of $51.4 million, was 6% higher than the same quarter last year, adjusted for the goodwill accounting change. This resulted in first quarter 2002 diluted earnings per share of $.27, based on a weighted average share count for the quarter of 188 million shares. In the first quarter of 2001 our diluted EPS, adjusted for goodwill, was also $.27 per share on a lower base of 181 million shares.

Segment Results


                                                              Three Months Ended
                                                  ---------------------------------------------
                                                          December                  Change
                                                  -----------------------     -----------------
Sales by Segment                                     2001          2000          $          %
                                                     ----          ----        ----        ---
                                                                (dollars in millions)

Food & Support Services - United States           $ 1,313.2    $ 1,186.3      $126.9       11%
Food & Support Services - International               304.2        265.3        38.9       15%
Uniform and Career Apparel - Rental                   250.6        250.4         0.2        -%
Uniform and Career Apparel - Direct Marketing         128.5        132.1        (3.6)      -3%
Educational Resources                                 113.2        113.2         0.0        -%
                                                  ---------    ---------      ------      ---
Consolidated Sales                                $ 2,109.7    $ 1,947.3      $162.4        8%
                                                  ---------    ---------      ------      ---

Food and Support Services - United States segment sales increased 11% over the prior year due to acquisitions, primarily ServiceMaster Management Services, (approximately 8%) and net new accounts (approximately 3%). Sales growth was strong in the Education, Healthcare and Correctional sectors, while sales in the business and sports & entertainment sectors decreased versus the prior year due to continued softness in the economy, particularly depressed employment levels in the manufacturing and automotive sectors, and the continuing impact of the September 11th terrorist attacks. Had the terrorist attacks not occurred, management estimates that segment sales for the first quarter of fiscal 2002 would have been approximately 1% higher than reported. Sales in the Food and Support Services - International segment increased 15% over the prior year period due to net new accounts (approximately 5%), increased volume (approximately 3%) and the impact of acquisitions (approximately 7%), with continued double digit growth in the United Kingdom and strong single digit growth in the European markets. Sales in the Uniform and Career Apparel -Rental segment were level with the prior year, with the impact of price increases (approximately 1%) being offset by lower volume. Sales growth in this segment continues to be constrained by softness in the manufacturing, automotive and airline sectors. Uniform and Career Apparel - Direct Marketing segment sales decreased 3% compared to the prior year. The decrease was due primarily to lower volume in work clothing products, partially offset by increased sales of safety products. Again, the general softening of the economy, a decrease in business spending and the mild winter weather have adversely impacted first quarter 2002 sales in this segment. Educational Resources segment sales were flat compared to the prior year with increases due to pricing and new locations (approximately 2% and 3%, respectively) being offset by the impact of lower enrollment at existing locations and closed centers (approximately 3% and 2%, respectively).


                                                       Three Months Ended December     Change vs.    Change vs.
                                                     -------------------------------   Reported      Pro Forma
                                                                           Pro Forma   -----------------------
Operating Income by Segment                          2001         2000        2000      $    %       $     %
---------------------------                          -------------------------------   --------     ----------
                                                           (dollars in millions)
Food & Support Services - United States              $ 67.0     $ 60.4     $ 63.0      $6.6   11%    $4.0     6%
Food & Support Services - International                11.5        9.9       10.2       1.6   16%     1.3    13%
Uniform and Career Apparel - Rental                    30.3       32.0       33.3      (1.7)  -5%    (3.0)   -9%
Uniform and Career Apparel - Direct Marketing           9.8        8.8        9.6       1.0   12%     0.2     3%
Educational Resources                                   7.2        6.5        7.3       0.7   11%    (0.1)   -1%
Corporate and Other                                    (7.8)      (5.7)      (5.4)     (2.1)  37%    (2.4)   45%
                                                     -------------------------------   -------------------------
Consolidated Operating Income                        $118.0     $111.9     $118.0      $6.1    5%    $0.0     0%
                                                     ===============================   =========================

Food and Support Services - United States segment operating income increased 6%. Excluding the impact of acquisitions, operating income increased 1%. Strong earnings growth in the Education and Healthcare sectors was largely offset by lower earnings in the business and sports and entertainment sectors compared to the prior year period. Reduced employment levels and continuing soft economic conditions (including the ongoing effects of the September 11th terrorist attacks) adversely impacted the first quarter results. Management estimates that had the September 11th terrorist attacks not occurred, first quarter fiscal 2002 operating income in this segment would have been approximately 5% higher than reported. Operating income in the Food and Support Services - International segment increased 13%. Excluding the impact of acquisitions and foreign currency translation, segment operating income increased 6% over the prior year period due to the sales increases noted above, partially offset by increased infrastructure costs and costs related to new account acquisitions. Uniform and Career Apparel - Rental segment operating income decreased 9% versus the prior year. The slowdown in the United States economy has constrained both volume and pricing growth, negatively impacting operating income. Operating income in the Uniform and Career Apparel - Direct Marketing segment increased 3% over the prior year due to reduced product cost and administrative expenses, partially offset by the impact of lower sales. Educational Resources segment operating income decreased 1%. Operating results in this segment continue to be adversely affected by reduced enrollment at mature centers, partially offset by the impact of cost control initiatives to reduce overhead costs. Excluding the unusual $1.6 million net gain included in the prior year first quarter (see Note 8 to the condensed consolidated financial statements), Corporate and Other costs increased 12% due primarily to indirect costs related to the public offering process.

As discussed above, the continuing impact of the events of September 11, 2001 and the economic slowdown in the United States have negatively affected fiscal 2002 first quarter operating results, and we anticipate such conditions will continue into the second quarter of fiscal 2002.

Financial Condition and Liquidity

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Cash used in operating activities in the first quarter was $42 million in fiscal 2002. Excluding the impact of the accounts receivable sale, cash used in operating activities was $84 million, comparable to the $79 million in fiscal 2001. Debt increased by $204 million, primarily due to the ServiceMaster Management Services acquisition, the repurchase of stock from employee benefit plans discussed below, and seasonal working capital requirements, partially offset by the proceeds from our initial public stock offering.

As discussed further in Note 9 to the condensed consolidated financial statements, on November 30, 2001, the Company completed the acquisition of the management services division of The ServiceMaster Company (the ServiceMaster Management Services business) for approximately $800 million. The acquisition financing consisted of $200 million from the Company's revolving credit facility and $600 million under a bridge financing facility with a group of banks. The bridge facility is unsecured and matures on November 30, 2002. In December 2001, $150 million of the bridge facility was repaid with a portion of the proceeds from the initial public offering. An additional $200 million was repaid in January 2002 and the Company currently intends to refinance the remainder of the bridge financing in the second or third quarter of fiscal 2002.

As discussed further in Note 2 to the condensed consolidated financial statements, on December 14, 2001, the Company completed an initial public offering (IPO) of 34.5 million shares of its Class B common stock at a price of $23.00 per share, raising approximately $743 million, net of issuance costs. The proceeds from the IPO were used to complete a tender offer for up to 10% of the outstanding Class A shares and to repay indebtedness under the bridge facility and the revolving credit facility. Specifically, on December 14, 2001, the Company purchased from its employee benefit plans approximately 3.3 million Class A shares for $75.4 million, and on January 25, 2002 the Company completed the tender offer for its class A common stock and purchased 13.6 million shares for approximately $314 million.

Also, during the first quarter of fiscal 2002, pursuant to the ARAMARK Ownership Program, employees purchased 481,170 shares or $2.5 million of Class A Common Stock for $0.2 million cash plus $2.3 million of deferred payment obligations. Additionally, on January 15, 2002, the Company completed the annual stock option exercise period, resulting in the issuance of an additional 6.6 million shares.

There is approximately $360 million of unused committed credit availability under our senior revolving credit facility. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or note issuances. As of December 28, 2001, there were approximately $101 million outstanding in foreign currency borrowings.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt these standards no later than the beginning of fiscal 2003, and is currently evaluating the impact of both.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," anticipate," "estimate," "expect," "will be," "will continue," will likely result," "project," "intend," "plan," "believe" and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of the September 11th terrorist attacks, increased operating costs, shortages of qualified personnel, costly compliance with governmental regulations, currency risks and other risks associated with international markets, risks associated with acquisitions, our ability to integrate and derive the expected benefits from our acquisition of ServiceMaster Management Services, competition, decline in attendance at client facilities, unpredictability of sales and expenses due to contract terms, high leverage, claims relating to the provision of food services, liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment and childcare service, seasonality and adverse publicity concerning incidents at childcare centers.

In this quarterly report on Form 10-Q we have estimated the impact that unfavorable economic conditions, including ramifications of the September 11th terrorist attacks have had, and may have, on our sales and results of operations. The actual impact may vary from those estimates stated in this Form 10-Q.

Forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they are made. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-Q or that may be made in other filings with the Securities and Exchange Commission or elsewhere from time to time by, or on behalf of, us.

                           PART II - OTHER INFORMATION

Item 1 is not applicable.

Items 2(a) - 2(c) are not applicable.

Item 2(d) - On December 14, 2001, the Company completed an initial public offering (IPO) of 34.5 million shares of its Class B common stock at a price of $23.00 per share, raising approximately $743 million, net of issuance costs. The proceeds from the IPO were used to complete a tender offer for up to 10% of the outstanding Class A shares and to repay indebtedness under the bridge facility and the revolving credit facility. Specifically, on December 14, 2001, the Company purchased from its employee benefit plans approximately 3.3 million Class A shares for $75.4 million, and on January 25, 2002 the Company completed the tender offer for its Class A common stock and purchased 13.6 million shares for approximately $314 million. The balance of the other IPO proceeds were used to repay indebtedness as described above.

Items 3 through 5 are not applicable.

Item 6(a) is not applicable.

Item 6(b) On December 10, 2001, ARAMARK Corporation filed a Report on Form 8-K regarding the completion of the acquisition of the management services division of The ServiceMaster Company on November 30, 2001. Included in this report, were the financial statements of ServiceMaster Management Services as required pursuant to Rule 3-05 of Regulation S-X and the pro forma financial information required pursuant to Article 11 of Regulation S-X. Also included as exhibits to the Form 8-K were the Purchase Agreement, the First Amendment to the Purchase Agreement and the Press Release announcing the completion of this acquisition.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARAMARK CORPORATION


February 11, 2002                       /s/ John M. Lafferty
                                        ----------------------------
                                        John M. Lafferty
                                        Senior Vice President, Controller
                                        and Chief Accounting Officer