Form 10-Q
period 2002-03-29
ARAMARK CORP/DE
filed 2002-05-13
CIK 1144528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 29, 2002   Commission file number 001-16807
                               --------------                          ---------


                               ARAMARK CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                               23-3086414
--------------------------------------------------------------------------------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification Number)


            ARAMARK Tower
          1101 Market Street
        Philadelphia, Pennsylvania                          19107
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (215) 238-3000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                 Yes   X    No___
                                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A common stock outstanding at April 26, 2002: 154,061,803
Class B common stock outstanding at April 26, 2002:  37,609,953
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                     ASSETS
                                     ------

                                                                    March 29,       September 28,
                                                                      2002              2001
                                                                    ----------      ------------
Current Assets:
       Cash and cash equivalents                                    $   39,013       $   24,799
       Receivables                                                     527,072          503,291
       Inventories, at lower of cost or market                         419,244          415,798
       Prepayments and other current assets                            163,615           76,310
                                                                    ----------       ----------

              Total current assets                                   1,148,944        1,020,198
                                                                    ----------       ----------

Property and Equipment, net                                          1,148,111        1,087,833
Goodwill                                                             1,306,654          705,016
Other Intangible Assets                                                259,658          104,272
Other Assets                                                           247,266          299,075
                                                                    ----------       ----------

                                                                    $4,110,633       $3,216,394
                                                                    ==========       ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities:
       Current maturities of long-term borrowings                   $   43,568       $   34,710
       Accounts payable                                                376,249          459,249
       Accrued expenses and other liabilities                          670,298          590,192
                                                                    ----------       ----------

              Total current liabilities                              1,090,115        1,084,151
                                                                    ----------       ----------

Long-Term Borrowings                                                 1,946,062        1,635,867
Deferred Income Taxes and Other Noncurrent Liabilities                 267,655          229,484
Common Stock Subject to Potential Repurchase Under
   Provisions of Shareholders' Agreement                                     -           20,000

Shareholders' Equity Excluding Common Stock
   Subject to Repurchase:
       Class A common stock, par value $.01                              1,711            1,672
       Class B common stock, par value $.01                                375                -
       Capital surplus                                                 817,298            1,065
       Earnings retained for use in the business                       398,939          283,125
       Accumulated other comprehensive income (loss)                   (22,033)         (18,970)
       Treasury stock                                                 (389,489)               -
       Impact of potential repurchase feature of
         common stock                                                        -          (20,000)
                                                                    ----------       ----------

              Total                                                    806,801          246,892
                                                                    ----------       ----------

                                                                    $4,110,633       $3,216,394
                                                                    ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                      For the Three Months Ended    For the Six Months Ended
                                                      --------------------------    ------------------------
                                                       March 29,      March 30,      March 29,      March 30,
                                                         2002           2001           2002           2001
                                                      ----------     ----------     ----------     ----------
    Sales                                             $2,150,536     $1,881,033     $4,260,224     $3,828,311
                                                      ----------     ----------     ----------     ----------

    Costs and Expenses:
         Cost of services provided                     1,957,424      1,716,998      3,861,413      3,468,967
         Depreciation and amortization                    65,835         60,431        126,188        119,060
         Selling and general corporate expenses           28,923         24,462         56,321         49,276
                Other income (Note 12)                   (37,889)             -        (37,889)             -
                                                      ----------     ----------     ----------     ----------

                                                       2,014,293      1,801,891      4,006,033      3,637,303
                                                      ----------     ----------     ----------     ----------

         Operating income                                136,243         79,142        254,191        191,008

    Interest and Other Financing Costs, net               35,395         41,505         70,893         82,102
                                                      ----------     ----------     ----------     ----------

         Income before income taxes                      100,848         37,637        183,298        108,906

    Provision for Income Taxes                            36,477         13,875         67,484         41,716
                                                      ----------     ----------     ----------     ----------

         Net income                                   $   64,371     $   23,762     $  115,814     $   67,190
                                                      ==========     ==========     ==========     ==========

    Earnings Per Share:
         Basic                                        $      .32     $      .14     $      .62     $      .39
         Diluted                                      $      .31     $      .13     $      .58     $      .37

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)


                                                                     For the Six Months Ended
                                                                   ---------------------------
                                                                   March 29,         March 30,
                                                                     2002              2001
                                                                   ---------         ---------
Cash flows from operating activities:
     Net income                                                    $ 115,814         $  67,190
     Adjustments to reconcile net income to net
       cash provided by operating activities:
           Depreciation and amortization                             126,188           119,060
           Income taxes deferred                                      15,196             1,599
           Gain on sale of investment                                (37,889)                -
     Changes in noncash working capital                             (123,391)         (130,470)
     Net proceeds from sale of receivables                            35,805           161,159
     Other operating activities                                       (7,948)           (9,399)
                                                                   ---------         ---------

Net cash provided by operating activities                            123,775           209,139
                                                                   ---------         ---------

Cash flows from investing activities:

     Purchases of property and equipment                             (99,892)         (108,998)
     Disposals of property and equipment                               8,403            15,664
     Sale of investments                                              68,750             8,240
     Divestiture of certain businesses                                 3,348                 -
     Acquisition of certain businesses                              (795,349)          (48,127)
     Other investing activities                                       17,146             5,399
                                                                   ---------         ---------

Net cash used in investing activities                               (797,594)         (127,822)
                                                                   ---------         ---------
Cash flows from financing activities:
     Proceeds from additional long-term borrowings                   701,087            31,835
     Payment of long-term borrowings                                (384,321)          (98,795)
     Proceeds from issuance of common stock                          764,558            32,423
     Repurchase of stock                                            (391,121)          (41,119)
     Other financing activities                                       (2,170)             (231)
                                                                   ---------         ---------
Net cash provided by (used in) financing activities                  688,033           (75,887)
                                                                   ---------         ---------

Increase in cash and cash equivalents                                 14,214             5,430

Cash and cash equivalents, beginning of period                        24,799            24,592
                                                                   ---------         ---------

Cash and cash equivalents, end of period                           $  39,013         $  30,022
                                                                   =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)      CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
         --------------------------------------------

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

(2)      CAPITAL STOCK:
         -------------

         On December 14, 2001, the Company completed an initial public offering of 34,500,000 shares of its Class B common stock at a price of $23.00 per share, raising approximately $742.9 million, net of issuance costs. Just prior to the completion of the initial public offering, old ARAMARK Corporation merged with its wholly owned subsidiary, ARAMARK Worldwide Corporation. Each outstanding ARAMARK old Class B and old Class A common share was exchanged for two shares and twenty shares, respectively, of the surviving corporation's Class A common stock which had the effect of a two-for-one stock split. ARAMARK Worldwide's name was changed to ARAMARK Corporation, and it succeeded to all the assets, liabilities, rights and obligations of old ARAMARK. Shareholders' equity, share and per share amounts have been restated to give effect to the two-for-one merger exchange ratio and the change in capital stock of the Company. The restatement had no effect on other amounts, including net income previously reported by ARAMARK. Upon completion of the merger, the Amended and Restated Stockholders' Agreement was terminated and the Company's limited obligation to repurchase shares was eliminated.

         Although the Class B shares contain the same economic interests in the Company as the Class A shares, the Class A shares entitle holders to ten votes per share while the Class B shareholders are entitled to one vote per share. After the completion of the initial public offering, but prior to the stock buybacks discussed below, Class A shares constituted about 83% of our total outstanding stock and about 98% of our total voting power, while the Class B shares constituted about 17% of our total outstanding shares and about 2% of our total voting power.

         On December 14, 2001, the Company purchased 3,276,700 Class A shares owned by employee benefit plans for $23.00 per share, resulting in a cash expenditure of $75.4 million. These shares, which are reflected as treasury shares, represented 10% of all Class A shares owned by these benefit plans.

         On December 17, 2001, the Company announced an offer to purchase up to 10% of its Class A common stock, excluding shares owned by benefit plans, for $23.00 per share. On January 25, 2002, the Company completed the tender offer for its Class A common stock and purchased 13.7 million shares for approximately $314 million. The remaining proceeds from the initial public offering were used to repay a portion of the bridge loan discussed in Note 10.

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

         Additionally, during the first six months of fiscal 2002, pursuant to the ARAMARK Ownership Program, employees purchased approximately 7.1 million shares or $28.2 million of Class A Common Stock for $21.7 million cash plus $6.5 million of deferred payment obligations. Also, during the first six months of fiscal 2002, approximately 2.9 million Class A shares were converted to Class B shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3)      GOODWILL AND OTHER INTANGIBLE ASSETS:
         ------------------------------------

         At the beginning of the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" in accordance with the early adoption provisions of the standard. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it is subject to at least an annual assessment for impairment by applying a fair value based test. The Company has completed the transitional goodwill impairment tests required by SFAS No. 142, which did not result in an impairment charge.

         The elimination of goodwill amortization would have increased net income by $5.6 million and $10.9 million for the three and six months ended March 30, 2001, respectively, or $.03 and $.06 per basic and diluted share for the three and six months, respectively.

         Goodwill as of March 29, 2002 allocated by segment follows:

                                           September 28, 2001       Acquisitions     Translation and Other      March 29, 2002
                                           ------------------       ------------     ---------------------      --------------
                                                                      (in thousands)
         Food and Support
         Services - United States              $   340,562          $   600,272              $      -           $   940,834

         Food and Support
         Services - International                   41,852                2,257                (1,090)               43,019

         Uniform and Career
         Apparel - Rental                          147,800                  199                     -               147,999

         Uniform and Career
         Apparel - Direct Marketing                104,066                    -                     -               104,066

         Educational Resources                      70,736                    -                     -                70,736
                                               -----------          -----------           -----------           -----------

                                               $   705,016          $   602,728           $    (1,090)          $ 1,306,654
                                               ===========          ===========           ===========           ===========

         The increase in goodwill results principally from the acquisition of ServiceMaster Management Services (see Note 10) completed on November 30, 2001, and this amount will be revised based upon final determination of the purchase price allocation. During the 2002 second quarter a preliminary adjustment of approximately $113 million was recorded to reflect the results of an independent valuation of certain intangible assets.

         Other intangible assets as of March 29, 2002 consist of:

                                           Gross                  Accumulated
                                           Amount                 Amortization
                                           ------                 ------------
                                                   (in thousands)

         Customer relationship assets      $340,748                $  99,547
         Other                               26,023                    7,566
                                           --------                ---------

         Total                             $366,771                $ 107,113
                                           ========                =========

         All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. Net intangible assets increased $155.4 million during fiscal 2002, primarily due to the acquisition of ServiceMaster Management Services (see Note 10).

         Amortization expense related to intangible assets for the six months ended March 29, 2002 was $22.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)      SUPPLEMENTAL CASH FLOW INFORMATION:
         ----------------------------------

         The Company made interest payments of $68.7 million and $77.2 million and income tax payments of $57.6 million and $63.7 million during the first six months of fiscal 2002 and 2001, respectively. Included in net cash provided by operating activities is the tax benefit to the Company from the exercise of non-qualified stock options of approximately $13.3 million and $8.0 million during the first six months of fiscal 2002 and 2001, respectively.

(5)      EARNINGS PER SHARE:
         ------------------

         The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." Prior year earnings per share amounts have been restated to reflect the merger discussed in
         Note 2. Pro forma net income and earnings per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001 (see Note 3). Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                                      Three Months Ended              Pro Forma
                                                               ---------------------------------    ------------
                                                                 March 29,           March 30,         March 30,
                                                                   2002                2001              2001
                                                               -------------     ---------------    ------------
                                                                      (in thousands, except per share data)
         Earnings:
           Net income                                            $ 64,371            $ 23,762         $ 29,331
                                                                 ========            ========         ========

         Shares:
           Weighted average number of common
              shares outstanding used in basic
              earnings per share calculation                      198,210             173,629          173,629

           Impact of potential exercise opportunities
               under the ARAMARK Ownership and
             Equity Incentive Plans                                11,013               9,055            9,055
                                                                 --------            --------         --------

           Total common shares used in diluted
                 earnings per share calculation                   209,223             182,684          182,684
                                                                 ========            ========         ========

         Basic earnings per common share                         $    .32            $    .14         $    .17
                                                                 ========            ========         ========

         Diluted earnings per common share                       $    .31            $    .13         $    .16
                                                                 ========            ========         ========

                                                                   Six Months Ended               Pro Forma
                                                           --------------------------------      -----------
                                                             March 29,         March 30,           March 30,
                                                               2002              2001                2001
                                                           ------------       ------------        ---------
                                                                   (in thousands, except per share data)
         Earnings:
           Net income                                        $115,814            $ 67,190         $ 78,044
                                                             ========            ========         ========

         Shares:
           Weighted average number of common
              shares outstanding used in basic
              earnings per share calculation                  187,097             171,788          171,788

           Impact of potential exercise opportunities
             under the ARAMARK Ownership and
             Equity Incentive Plans                            11,595              10,120           10,120
                                                             --------            --------         --------

           Total common shares used in diluted
                 earnings per share calculation               198,692             181,908          181,908
                                                             ========            ========         ========

         Basic earnings per common share                     $    .62            $    .39         $    .45
                                                             ========            ========         ========

         Diluted earnings per common share                   $    .58            $    .37         $    .43
                                                             ========            ========         ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)      COMPREHENSIVE INCOME:
         --------------------

         Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $67.2 million and $112.8 million for the three and six months ended March 29, 2002, respectively; and $11.1 million and $63.8 million for the three and six months ended March 30, 2001.

(7)      ACCOUNTING  FOR DERIVATIVE INSTRUMENTS:
         --------------------------------------

         The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. As of March 29, 2002, the Company has $200 million of interest rate swap agreements fixing the rate on a like amount of variable rate borrowings. There were no forward exchange contract agreements outstanding as of March 29, 2002.

         The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the six months ended March 29, 2002, unrealized net gains of approximately $2.9 million (net of tax) related to interest rate swaps were recorded in Other Comprehensive Income. As of March 29, 2002, approximately $3.6 million of net unrealized losses related to interest rate swaps was included in Accumulated Other Comprehensive Income, approximately $3.3 million of which is expected to be reclassified into earnings during the next twelve months. The hedge ineffectiveness for existing derivative instruments for the quarter ending March 29, 2002 was not material.

(8)      ACCOUNTS RECEIVABLE SECURITIZATION:
         ----------------------------------

         The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140. At March 29, 2002, $173.9 million of accounts receivable were sold and removed from the consolidated balance sheet. The loss on the sale of receivables in the first six months of fiscal 2002 was $2.6 million and is included in "Interest and other financing costs, net."

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)   SEGMENT INFORMATION:
      --------------------

      Sales and operating income by segment follow:

                                                                 Three Months Ended        Six Months Ended
                                                              ------------------------  ------------------------
                                                               March 29,     March 30,   March 29,     March 30,
                          Sales                                  2002          2001        2002          2001
      ---------------------------------------------           ----------    ----------  ----------    ----------
                                                                                (in thousands)
      Food and Support Services - United States               $1,386,875    $1,117,120  $2,700,092    $2,303,454
      Food and Support Services - International                  291,519       288,840     595,686       554,179
      Uniform and Career Apparel - Rental                        251,578       248,543     502,174       498,926
      Uniform and Career Apparel - Direct Marketing              104,367       107,628     232,907       239,683
      Educational Resources                                      116,197       118,902     229,365       232,069
                                                              ----------    ----------  ----------    ----------

                                                              $2,150,536    $1,881,033  $4,260,224    $3,828,311
                                                              ==========    ==========  ==========    ==========

                                                                 Three Months Ended        Pro Forma
                                                              ------------------------    -----------
                                                               March 29,     March 30,     March 30,
                    Operating Income                             2002          2001          2001
      ---------------------------------------------           ----------    ----------    -----------
                                                                          (in thousands)
      Food and Support Services - United States                $ 51,267      $ 37,462      $ 40,089
      Food and Support Services - International                  11,253        10,536        11,135
      Uniform and Career Apparel - Rental                        29,323        26,137        27,437
      Uniform and Career Apparel - Direct Marketing               4,949         1,847         2,619
      Educational Resources                                      10,099         9,451        10,236
                                                               --------      --------      --------
                                                                106,891        85,433        91,516
      Corporate and Other                                        (8,537)       (6,291)       (5,970)
      Other Income (Note 12)                                     37,889             -             -
                                                               --------      --------      --------
         Operating Income                                       136,243        79,142        85,546
      Interest Expense, net                                     (35,395)      (41,505)      (41,505)
                                                               --------      --------      --------
         Income Before Income Taxes                            $100,848      $ 37,637      $ 44,041
                                                               ========      ========      ========

                                                                 Six  Months Ended         Pro Forma
                                                              ------------------------    -----------
                                                               March 29,     March 30,     March 30,
                    Operating Income                             2002          2001          2001
      ---------------------------------------------           ----------    ----------    -----------
                                                                          (in thousands)
      Food and Support Services - United States                $118,219      $ 97,807      $103,088
      Food and Support Services - International                  22,780        20,476        21,362
      Uniform and Career Apparel - Rental                        59,624        58,144        60,735
      Uniform and Career Apparel - Direct Marketing              14,716        10,594        12,139
      Educational Resources                                      17,342        15,989        17,545
                                                               --------      --------      --------
                                                                232,681       203,010       214,869
      Corporate and Other                                       (16,379)      (12,002)      (11,360)
      Other Income (Note 12)                                     37,889             -             -
                                                               --------      --------      --------
         Operating Income                                       254,191       191,008       203,509
      Interest Expense, net                                     (70,893)      (82,102)      (82,102)
                                                               --------      --------      --------
         Income Before Income Taxes                            $183,298      $108,906      $121,407
                                                               ========      ========      ========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      --------------------

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

(10)  ACQUISITIONS:
      -------------

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

      The Company financed the acquisition and related expenses in an aggregate of approximately $800 million by borrowing approximately an additional $200 million under the Company's senior revolving credit facility and $600 million under a new bridge financing facility with a group of banks. A portion of the bridge financing was repaid with proceeds from the initial public offering of Class B common stock discussed in Note 2. The bridge loan was repaid in full in April 2002 with proceeds from the issuance of the Company's 7% Senior Notes due 2007 (see Note 13).

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

      ------------

      The following table presents pro forma financial information as if the acquisition of ServiceMaster Management Services had occurred at the beginning of the respective fiscal periods:

                                        Three Months Ended             Six Months Ended
                                          March 30, 2001      March 29, 2002     March 30, 2001
                                        ------------------   ----------------   ----------------
                                                 (in millions, except per share amounts)
      Sales                                  $2,119.7            $4,421.7           $4,310.5
      Net Income                             $   21.2            $  116.1           $   63.2
      Diluted Earnings per Share             $    .12            $    .58           $    .35

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

      During the first quarter of fiscal 2001, the Company acquired the UK food and support services business of the Campbell Bewley Group Limited, issuing stock of a subsidiary (8% interest) as consideration. Additionally, the Company acquired a 45% interest in the Campbell Bewley Group Limited's food and support services business in Ireland for approximately $19 million in cash.

(11)  NEW ACCOUNTING PRONOUNCEMENTS:
      ------------------------------

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

(12)  SALE OF INVESTMENT IN BOSTON RED SOX:
      -------------------------------------

      In February 2002, the Company sold its interests in the Boston Red Sox Baseball Club and a related entity, which controls rights to broadcast Red Sox games. The sale resulted in a pre-tax gain of approximately $37.9 million which is presented as "Other income" in the accompanying condensed consolidated statements of income.

(13)  SUBSEQUENT EVENT:
      -----------------

      In April 2002, a subsidiary of the Company issued $300 million of 7% notes (the Notes) which mature on May 1, 2007. The Notes are fully and unconditionally guaranteed by the Company and will rank equally with all of the Company's other unsecured senior indebtedness. The net proceeds of the offering (approximately $297.1 million) were used to repay the outstanding borrowings under the ServiceMaster acquisition bridge financing facility described in Note 10 and a portion of the senior revolving credit facility. Concurrent with the issuance of the Notes, the Company entered into a $300 million notional amount interest rate swap to receive fixed (7%)/pay variable (six month LIBOR). The swap matures on May 1, 2007 and is being accounted for as a fair-value hedge in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14)     CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND
         -----------------------------------------------------------------------
         SUBSIDIARIES:
         ------------

         The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

         These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.0 billion as of March 29, 2002. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 March 29, 2002
                                  (In Millions)

                                                          ASSETS
                                                          ------

                                                 ARAMARK
                                              Services, Inc.
                                                   and           Other              ARAMARK
                                              Subsidiaries    Subsidiaries        Corporation   Eliminations    Consolidated
                                              ------------    ------------        -----------   ------------    ------------
Current Assets:
Cash and cash equivalents                     $    27.5         $    11.1          $    0.4     $         -       $    39.0
Receivables                                       334.5             192.1               0.5               -           527.1
Inventories, at lower of cost or market            96.5             322.7                 -               -           419.2
Prepayments and other current assets              104.6              29.5              29.5               -           163.6
                                              ---------         ---------          --------     -----------       ---------

       Total current assets                       563.1             555.4              30.4               -         1,148.9
                                              ---------         ---------          --------     -----------       ---------

Property and Equipment, net                       309.1             836.7               2.3               -         1,148.1
Goodwill                                          805.4             501.2                 -               -         1,306.6
Other Intangible Assets                           188.9              70.8                 -               -           259.7
Intercompany Receivable                         2,215.3             105.6                 -        (2,320.9)              -
Investment in Subsidiaries                            -                 -           2,178.5        (2,178.5)              -
Other Assets                                      142.2             101.5               3.6               -           247.3
                                              ---------         ---------          --------     -----------       ---------

                                              $ 4,224.0         $ 2,171.2          $2,214.8     $  (4,499.4)      $ 4,110.6
                                              =========         =========          ========     ===========       =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
                                            ------------------------------------

Current Liabilities:
  Current maturities of long-term borrowings  $    39.2         $     4.4          $      -     $         -       $    43.6
  Accounts payable                                236.7              94.9              44.6               -           376.2
  Accrued expenses and other liabilities          454.0             199.2              17.0               -           670.2
                                              ---------         ---------          --------     -----------       ---------

       Total current liabilities                  729.9             298.5              61.6               -         1,090.0
                                              ---------         ---------          --------     -----------       ---------

Long-Term Borrowings                            1,945.9               0.2                 -               -         1,946.1
Deferred Income Taxes and Other Noncurrent
  Liabilities                                     127.8              99.4              40.5               -           267.7
Intercompany Payable                              878.1             136.9           1,305.9        (2,320.9)              -
Shareholders' Equity Excluding Common
    Stock Subject to Repurchase                   542.3           1,636.2             806.8        (2,178.5)          806.8
                                              ---------         ---------          --------     -----------       ---------

                                              $ 4,224.0         $ 2,171.2          $2,214.8     $  (4,499.4)      $ 4,110.6
                                              =========         =========          ========     ===========       =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               September 28, 2001
                                  (In Millions)

                                                          ASSETS
                                                          ------

                                                 ARAMARK
                                              Services, Inc.
                                                  and              Other            ARAMARK
                                              Subsidiaries      Subsidiaries      Corporation     Eliminations     Consolidated
                                              ------------      ------------      -----------     ------------     ------------
Current Assets:
Cash and cash equivalents                      $    17.3         $     7.1         $     0.4        $       -       $     24.8
Receivables                                        310.8             191.6               0.9                -            503.3
Inventories, at lower of cost or market             93.3             322.5                 -                -            415.8
Prepayments and other current assets                34.0              39.9               2.4                -             76.3
                                               ---------         ---------         ---------         --------       ----------

       Total current assets                        455.4             561.1               3.7                -          1,020.2
                                               ---------         ---------         ---------         --------       ----------

Property and Equipment, net                        249.1             836.4               2.3                -          1,087.8
Goodwill                                           206.2             498.8                 -                -            705.0
Intercompany Receivable                          2,243.5             105.6                 -         (2,349.1)               -
Investment in Subsidiaries                             -                 -           1,709.5         (1,709.5)               -
Other Intangible Assets                             28.2              76.1                 -                -            104.3
Other Assets                                       162.0             133.6               3.5                -            299.1
                                               ---------         ---------         ---------        ---------       ----------

                                               $ 3,344.4         $ 2,211.6         $ 1,719.0        $(4,058.6)      $  3,216.4
                                               =========         =========         =========        =========       ==========

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
                                                    ------------------------------------

Current Liabilities:
Current maturities of long-term borrowings     $    34.3         $     0.4         $       -        $       -       $     34.7
Accounts payable                                   293.6             117.0              48.6                -            459.2
Accrued expenses and other liabilities             348.4             224.1              17.7                -            590.2
                                               ---------         ---------         ---------        ---------       ----------

       Total current liabilities                   676.3             341.5              66.3                -          1,084.1
                                               ---------         ---------         ---------        ---------       ----------

Long-Term Borrowings                             1,629.4               6.5                 -                -          1,635.9
Deferred Income Taxes and Other Noncurrent
  Liabilities                                       74.1             103.7              51.7                -            229.5
Intercompany Payable                               773.4             241.6           1,334.1         (2,349.1)               -
Common Stock Subject to Potential Repurchase
  Under Provisions of Shareholders' Agreement          -                 -              20.0                -             20.0
Shareholders' Equity Excluding Common Stock
  Subject to Repurchase                            191.2           1,518.3             246.9         (1,709.5)           246.9
                                               ---------         ---------         ---------        ---------       ----------

                                               $ 3,344.4         $ 2,211.6         $ 1,719.0        $(4,058.6)      $  3,216.4
                                               =========         =========         =========        =========       ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    For the three months ended March 29, 2002
                                  (In Millions)

                                                ARAMARK
                                             Services, Inc.
                                                  and          Other         ARAMARK
                                             Subsidiaries   Subsidiaries   Corporation   Eliminations   Consolidated
                                             -------------  -------------  ------------  ------------   -------------
Sales                                          $1,484.8         $665.7        $   -          $    -       $2,150.5
Equity in Net Income of Subsidiaries                  -              -         64.4           (64.4)             -
Management Fee Income                                 -              -          9.3            (9.3)             -
                                               --------      ---------     --------        --------       --------
                                                1,484.8          665.7         73.7           (73.7)       2,150.5

Costs and Expenses:
    Cost of services provided                   1,431.7          534.2            -            (8.5)       1,957.4
    Depreciation and amortization                  33.3           32.4            -             0.1           65.8
    Selling and general corporate expenses         13.5            7.0          8.5            (0.1)          28.9
    Other income                                  (37.9)             -            -               -          (37.9)
                                               --------      ---------     --------        --------       --------

                                                1,440.6          573.6          8.5            (8.5)       2,014.2
                                               --------      ---------     --------        --------       --------

       Operating Income                            44.2           92.1         65.2           (65.2)         136.3

Interest and other financing costs, net:
       Interest expense, net                       34.3            0.3          0.8               -           35.4
       Intercompany interest, net                  (4.1)           4.9            -            (0.8)             -
                                               --------      ---------     --------        --------       --------

Interest and other financing costs, net            30.2            5.2          0.8            (0.8)          35.4
                                               --------      ---------     --------        --------       --------

       Income before income taxes                  14.0           86.9         64.4           (64.4)         100.9

Provision for Income Taxes                          4.7           31.8            -               -           36.5
                                               --------      ---------     --------        --------       --------

       Net Income                              $    9.3         $ 55.1        $64.4          $(64.4)      $   64.4
                                               ========     ==========     ========        ========       ========


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSLIDATING STATEMENTS OF INCOME
                    For the three months ended March 30, 2001
                                  (In Millions)

                                                 ARAMARK
                                              Services, Inc.
                                                   and           Other        ARAMARK
                                              Subsidiaries   Subsidiaries   Corporation  Eliminations  Consolidated
                                              ------------   ------------   -----------  ------------  ------------
Sales                                          $1,226.0           $655.0     $     -       $     -        $1,881.0
Equity in Net Income of Subsidiaries                  -                -        23.8         (23.8)              -
Management Fee Income                                 -                -         7.5          (7.5)              -
                                               --------        ---------     -------       -------       ---------
                                                1,226.0            655.0        31.3         (31.3)        1,881.0

Costs and Expenses:
    Cost of services provided                   1,150.1            572.6           -          (5.8)        1,716.9
    Depreciation and amortization                  25.1             35.2           -           0.1            60.4
    Selling and general corporate expenses         11.9              6.9         5.8          (0.1)           24.5
                                               --------        ---------     -------       -------       ---------

                                                1,187.1            614.7         5.8          (5.8)        1,801.8
                                               --------        ---------     -------       -------       ---------

       Operating Income                            38.9             40.3        25.5         (25.5)           79.2

Interest and other financing costs, net:
    Interest expense, net                          39.6              0.2         1.7             -            41.5
    Intercompany interest, net                     (5.2)             6.9           -          (1.7)              -
                                               --------        ---------     -------       -------       ---------

Interest and other financing costs, net            34.4              7.1         1.7          (1.7)           41.5
                                               --------        ---------     -------       -------       ---------

       Income before income taxes                   4.5             33.2        23.8         (23.8)           37.7

Provision for Income Taxes                          0.6             13.3           -                          13.9
                                               --------        ---------     -------       -------       ---------

       Net Income                              $    3.9           $ 19.9     $  23.8       $ (23.8)       $   23.8
                                               ========        =========     =======       =======       =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     For the six months ended March 29, 2002
                                  (In Millions)

                                                 ARAMARK
                                             Services, Inc.
                                                   and           Other          ARAMARK
                                              Subsidiaries    Subsidiaries    Corporation   Eliminations   Consolidated
                                              ------------    ------------    -----------   ------------   ------------
Sales                                          $  2,889.7      $  1,370.5     $      -      $        -      $  4,260.2
Equity in Net Income of Subsidiaries                    -               -        115.8          (115.8)              -
Management Fee Income                                   -               -         17.7           (17.7)              -
                                               ----------      ----------     --------      ----------      ----------
                                                  2,889.7         1,370.5        133.5          (133.5)        4,260.2

Costs and Expenses:
    Cost of services provided                     2,740.0         1,137.1            -           (15.7)        3,861.4
    Depreciation and amortization                    61.5            64.5            -             0.2           126.2
    Selling and general corporate expenses           26.7            14.1         15.7            (0.2)           56.3
    Other income                                    (37.9)              -            -               -           (37.9)
                                               ----------      ----------     --------      ----------      ----------

                                                  2,790.3         1,215.7         15.7           (15.7)        4,006.0
                                               ----------      ----------     --------      ----------      ----------

       Operating Income                              99.4           154.8        117.8          (117.8)          254.2

Interest and other financing costs, net:
    Interest expense, net                            68.4             0.5          2.0               -            70.9
    Intercompany interest, net                       (8.0)           10.0            -            (2.0)              -
                                               ----------      ----------     --------      ----------      ----------

Interest and other financing costs, net              60.4            10.5          2.0            (2.0)           70.9
                                               ----------      ----------     --------      ----------      ----------

       Income before income taxes                    39.0           144.3        115.8          (115.8)          183.3

Provision for Income Taxes                           14.6            52.9            -               -            67.5
                                               ----------      ----------     --------      ----------      ----------

       Net Income                              $     24.4      $     91.4     $  115.8      $   (115.8)     $    115.8
                                               ==========      ==========     ========      ==========      ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     For the six months ended March 30, 2001
                                  (In Millions)

                                                ARAMARK
                                             Services, Inc.
                                                  and          Other       ARAMARK
                                             Subsidiaries   Subsidiaries  Corporation   Eliminations   Consolidated
                                             ------------   ------------  -----------   ------------   ------------
Sales                                        $  2,457.2      $  1,371.1     $     -      $        -      $  3,828.3
Equity in Net Income of Subsidiaries                  -               -        67.2           (67.2)              -
Management Fee Income                                 -               -        17.5           (17.5)              -
                                             ----------      ----------     -------      ----------      ----------
                                                2,457.2         1,371.1        84.7           (84.7)        3,828.3

Costs and Expenses:
    Cost of services provided                   2,299.3         1,184.4           -           (14.7)        3,469.0
    Depreciation and amortization                  48.4            70.4           -             0.2           119.0
    Selling and general corporate expenses         21.4            13.4        14.5               -            49.3
                                             ----------      ----------     -------      ----------      ----------

                                                2,369.1         1,268.2        14.5           (14.5)        3,637.3
                                             ----------      ----------     -------      ----------      ----------

       Operating Income                            88.1           102.9        70.2           (70.2)          191.0

Interest and other financing costs, net:

    Interest expense, net                          78.9             0.2         3.0               -            82.1
    Intercompany interest, net                    (10.5)           13.5           -            (3.0)              -
                                             ----------      ----------     -------      ----------      ----------

Interest and other financing costs, net            68.4            13.7         3.0            (3.0)           82.1
                                             ----------      ----------     -------      ----------      ----------

       Income before income taxes                  19.7            89.2        67.2           (67.2)          108.9

Provision for Income Taxes                         10.5            31.2           -               -            41.7
                                             ----------      ----------     -------      ----------      ----------

                  Net Income                 $      9.2      $     58.0     $  67.2      $    (67.2)     $     67.2
                                             ==========      ==========     =======      ==========      ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the six months ended March 29, 2002
                                  (In Millions)

                                                           ARAMARK
                                                       Services, Inc.
                                                             and          Other       ARAMARK
                                                        Subsidiaries  Subsidiaries  Corporation   Eliminations  Consolidated
                                                        ------------  ------------  -----------   ------------  ------------
Net cash provided by (used in) operating activities       $   61.6      $  98.8      $  (36.6)     $       -       $  123.8

Cash flows from investing activities:
       Purchases of property and equipment                   (44.3)       (55.6)            -              -          (99.9)
       Disposals of property and equipment                     6.5          1.9             -              -            8.4
       Net proceeds from sale of investments                  68.8            -             -              -           68.8
       Divestiture of certain businesses                       3.3            -             -              -            3.3
       Acquisition of certain businesses,
       Net of cash acquired                                 (794.5)        (0.8)            -              -         (795.3)
       Other investing activities                             13.7          3.4             -              -           17.1
                                                          --------      -------      --------      ---------     ----------

Net cash used in investing activities                       (746.5)       (51.1)            -              -         (797.6)
                                                          --------      -------      --------      ---------     ----------

Cash flows from financing activities:
       Proceeds from additional long-term borrowings         701.3         (0.2)            -              -          701.1
       Payment of long-term borrowings                      (381.9)        (2.4)            -              -         (384.3)
       Repurchase of stock                                       -            -        (391.1)             -         (391.1)
       Proceeds from issuance of common stock                    -            -         764.5              -          764.5
       Change in intercompany, net                           377.9        (41.1)       (336.8)             -              -
       Other financing activities                             (2.2)           -             -              -           (2.2)
                                                          --------      -------      --------      ---------     ----------

Net cash provided by financing activities                    695.1        (43.7)         36.6              -          688.0
                                                          --------      -------      --------      ---------     ----------

Increase (decrease) in cash and cash equivalents              10.2          4.0             -              -           14.2

Cash and cash equivalents, beginning of period                17.3          7.1           0.4              -           24.8
                                                          --------      -------      --------      ---------     ----------

Cash and cash equivalents, end of period                  $   27.5      $  11.1      $    0.4      $       -     $     39.0
                                                          ========      =======      ========      =========     ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the six months ended March 30, 2001
                                  (In Millions)

                                                                ARAMARK
                                                             Services, Inc.
                                                                  and         Other        ARAMARK
                                                             Subsidiaries  Subsidiaries  Corporation  Eliminations   Consolidated
                                                             ------------  ------------  -----------  ------------   ------------
Net cash provided by (used in) operating activities           $  171.2       $  63.7      $ (25.8)       $   -         $  209.1

Cash flows from investing activities:
       Purchases of property and equipment                       (50.3)        (58.7)           -            -           (109.0)
       Disposals of property and equipment                         2.5          13.2            -            -             15.7
       Sale of investments                                           -           8.2            -            -              8.2
       Acquisition of certain businesses                         (35.5)        (12.6)           -            -            (48.1)
       Other investing activities                                 (0.8)          6.2            -            -              5.4
                                                              --------       -------      -------        -----         --------

Net cash used in investing activities                            (84.1)        (43.7)           -            -           (127.8)
                                                              --------       -------      -------        -----         --------

Cash flows from financing activities:
       Proceeds from additional long-term borrowings              25.2           6.6            -            -             31.8
       Payment of long-term borrowings                           (97.1)         (1.7)           -            -            (98.8)
       Proceeds from issuance of common stock                        -             -         32.4            -             32.4
       Repurchase of stock                                           -             -        (41.1)           -            (41.1)
       Change in intercompany, net                               (17.5)        (17.1)        34.6            -                -
       Other financing activities                                 (0.2)            -            -            -             (0.2)
                                                              --------       -------      -------        -----         --------
Net cash provided by (used in) financing activities              (89.6)        (12.2)        25.9            -            (75.9)
                                                              --------       -------      -------        -----         --------

Increase (decrease) in cash and cash equivalents                  (2.5)          7.8          0.1            -              5.4

Cash and cash equivalents, beginning of period                    19.5           4.8          0.3            -             24.6
                                                              --------       -------      -------        -----         --------

Cash and cash equivalents, end of period                      $   17.0       $  12.6      $   0.4        $   -         $   30.0
                                                              ========       =======      =======        =====         ========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
------
FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

The following tables present our sales and operating income, and related percentages attributable to each operating segment for the three and six-month periods ended March 29, 2002 and March 30, 2001. As discussed in Note 3 to the condensed consolidated financial statements, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of the beginning of fiscal 2002. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. Accordingly, no goodwill amortization is reflected in the fiscal 2002 results shown below. To facilitate comparability, the Pro Forma fiscal 2001 amounts shown below have been adjusted to eliminate goodwill amortization from the fiscal 2001 as reported results. The following discussion of results compares fiscal 2002 operating results to the Pro Forma fiscal 2001 results, except as otherwise indicated.

                                                            Three Months Ended                       Six Months Ended
                                                   ------------------------------------    ------------------------------------
                                                     March 29, 2002     March 30, 2001      March 29, 2002      March 30, 2001
                                                   -----------------   ----------------    ----------------   -----------------
                    Sales                              $         %          $       %          $        %          $        %
---------------------------------------------      -----------------   ----------------    ----------------   -----------------
                                                                                   (dollars in millions)
Food & Support Services - United States            $1,386.9      64%   $ 1,117.1    60%    $ 2,700.1    63%   $ 2,303.5     60%
Food & Support Services - International               291.5      14%       288.8    15%        595.7    14%       554.2     15%
Uniform and Career Apparel - Rental                   251.6      12%       248.6    13%        502.2    12%       498.9     13%
Uniform and Career Apparel - Direct Marketing         104.3       5%       107.6     6%        232.9     6%       239.7      6%
Educational Resources                                 116.2       5%       118.9     6%        229.3     5%       232.0      6%
                                                   --------    -----   ---------  -----    ---------  -----   ---------   -----
                                                   $2,150.5     100%   $ 1,881.0   100%    $ 4,260.2   100%   $ 3,828.3    100%
                                                   ========    =====   =========  =====    =========  =====   =========   =====

                                                                        Three Months Ended                     Proforma
                                                           -------------------------------------------     ----------------
                                                             March 29, 2002           March 30, 2001        March 30, 2001
                                                           ------------------       ------------------     ----------------
                  Operating Income                            $           %            $           %           $        %
   ----------------------------------------------          ------------------       ------------------     ----------------
                                                                                  (dollars in millions)
   Food & Support Services - United States                 $  51.3        38%       $  37.5        48%     $  40.1      47%
   Food & Support Services - International                    11.3         8%          10.5        13%        11.2      13%
   Uniform and Career Apparel - Rental                        29.3        22%          26.1        33%        27.4      32%
   Uniform and Career Apparel - Direct Marketing               4.9         3%           1.8         2%         2.6       3%
   Educational Resources                                      10.1         7%           9.5        12%        10.2      12%
                                                           -------      -----       -------      -----     --------   -----
                                                             106.9        78%          85.4       108%        91.5     107%
   Corporate and Other                                        (8.6)       -6%          (6.3)       -8%        (6.0)     -7%
   Other Income                                               37.9        28%           0.0         0%         0.0       0%
                                                           -------      -----       -------      -----     -------    -----
                                                           $ 136.2       100%       $  79.1       100%     $  85.5     100%
                                                           =======      =====       =======      =====     =======    =====

                                                                         Six Months Ended                      Proforma
                                                           -------------------------------------------     ----------------
                                                             March 29, 2002           March 30, 2001        March 30, 2001
                                                           ------------------        -----------------     ----------------
                  Operating Income                         $              %             $          %           $        %
   ----------------------------------------------          ------------------        -----------------     ----------------
                                                                                  (dollars in millions)
   Food & Support Services - United States                 $  118.2       46%       $  97.8        51%     $ 103.1      51%
   Food & Support Services - International                     22.8        9%          20.5        11%        21.4      10%
   Uniform and Career Apparel - Rental                         59.6       23%          58.1        30%        60.7      30%
   Uniform and Career Apparel - Direct Marketing               14.7        6%          10.6         6%        12.1       6%
   Educational Resources                                       17.4        7%          16.0         8%        17.6       9%
                                                           --------     -----       -------      -----     -------    -----
                                                              232.7       91%         203.0       106%       214.9     106%
   Corporate and Other                                        (16.4)      -6%         (12.0)       -6%       (11.4)     -6%
   Other Income                                                37.9       15%           0.0         0%
                                                           --------     -----       -------      -----     -------    -----
                                                           $  254.2      100%       $ 191.0       100%     $ 203.5     100%
                                                           ========     =====       ========     =====     =======    =====

Consolidated Overview
---------------------

Sales of $2.2 billion for the second quarter and $4.3 billion for the six-month period increased 14% and 11%, respectively, over the prior year periods, related principally to double-digit increases in the Food and Support Services - United States segment. Excluding the impact of acquisitions and the unfavorable impact of foreign currency translation, sales for the both the three and six month periods increased 2% over the prior year periods. Operating income for the second quarter was $136.2 million and $254.2 million for the six-month period, increases of 59% and 25%, respectively, from the prior year pro forma amounts. Fiscal 2002 operating income for the three and six months includes a $37.9 million gain from the sale of our ownership interests in the Boston Red Sox and a related entity, which is presented as "Other Income" (see
Note 12 to the condensed consolidated financial statements). Excluding other income and an unusual net gain in the fiscal 2001 six month period, operating income increased 15% and 7% for the three and six-month periods. Further, excluding the impact of acquisitions and foreign currency translation, operating income increased 3% for the three-month period and was equal to the prior year for the six-month period. Our businesses continued to be adversely impacted by the general economic slowdown and the continuing effects of the September 11, 2001 terrorist attacks. Had the terrorist attacks of September 11th not occurred, management estimates that consolidated operating income, net income and diluted earnings per share for the 2002 second quarter would have been approximately 1%, 2% and 2% higher than reported, respectively, and approximately 2%, 3% and 3% higher than reported, respectively, for the six month period.

Interest and other financing costs, net for the three and six month periods decreased 15% and 14%, respectively, compared to the prior year due to lower interest rates, partially offset by increased average borrowing levels. The effective tax rate for the six month period was 36.8%, compared to 38.3% for the prior year six month period, with the decrease due primarily to the change in accounting for goodwill amortization.

Net income for the three and six months was $64.4 million and $115.8 million. Excluding "Other Income", net income for the three and six month periods was $40.0 and $91.5 million, respectively, increasing 68% and 36% over the historical amounts for the comparable prior year periods. On a pro forma basis, adjusting fiscal 2001 net income for the impact of the goodwill accounting change, fiscal 2002 net income for the three and six month periods increased 36% and 17%. Fiscal 2002 diluted earnings per share for the three and six month periods (excluding Other Income) was $0.19 per share and $0.46 per share on a weighted average share count of 209 million shares and 199 million shares, respectively. Fiscal 2001 diluted earnings per share, adjusted for the goodwill accounting change, was $0.16 per share and $0.43 per share for the three and six month periods on a lower weighted average share count of 183 million shares and 182 million shares, respectively.

Segment Results
---------------

                                                      Three Months Ended                             Six Months Ended
                                           -----------------------------------------    --------------------------------------------
                                                     March              Change                March                     Change
                                           ------------------------ ----------------    -------------------------   ----------------
Sales by Segment                               2002         2001       $          %          2002        2001         $          %
----------------                           ------------------------ ----------------    -------------------------   ----------------
                                                                               (dollars in millions)
Food & Support Services - United States    $   1,386.9   $ 1,117.1    $ 269.8      24%    $2,700.1   $ 2,303.5   $ 396.61        17%
Food & Support Services - International          291.5       288.8        2.7       1%       595.7       554.2       41.5         7%
Uniform and Career Apparel - Rental              251.6       248.6        3.0       1%       502.2       498.9        3.3         1%
Uniform and Career Apparel - Direct
Marketing                                        104.3       107.6       (3.3)     -3%       232.9       239.7       (6.8)       -3%
Educational Resources                            116.2       118.9       (2.7)     -2%       229.3       232.0       (2.7)       -1%
                                           -----------   ---------    -------   ------    --------   ---------   --------     ------
                                           $   2,150.5   $ 1,881.0    $ 269.5      14%    $4,260.2   $ 3,828.3   $  431.9        11%
                                           ===========   =========    =======   ======    ========   =========   ========     ======

Food and Support Services - United States segment sales for the three and six months increased 24% and 17% over the prior year periods due to acquisitions, primarily Service Master Management Services, (approximately 21% and 14%, respectively) and net new accounts (approximately 3% in both periods). Sales growth continued to be strong in the Education and Correctional sectors, while sales in the business and sports & entertainment sectors decreased in the three and six month periods compared to the prior year. The sluggish economy and the continuing effects of the terrorist attacks of September 11th continued to adversely impact these sectors. Had the terrorist attacks not occurred, management estimates that segment sales would have been approximately 1% higher than reported for both the three and six month periods. Sales in the Food and Support Services - International segment increased 1% and 7% for the three and six month periods. Excluding the unfavorable impact of foreign currency translation, sales increased 4% and 9% for the three and six month periods due to acquisitions (approximately 3% and 5%, respectively) and net new accounts (approximately 4% and 5%, respectively), partially offset by a decrease in volume at existing accounts (approximately 3% and 1%, respectively). Second quarter sales growth in the United Kingdom was in the mid-single digits, which was lower than the first quarter growth rates as UK management focused on consolidating recent gains. Total sales for Canada, Germany and Spain in the second quarter were down slightly from the prior year second quarter, reflective of weaker economic conditions in these countries. Uniform and Career Apparel - Rental segment sales increased 1% for both the three and six month periods due to pricing (approximately 2% and 1%), partially offset by a decrease in volume (approximately 1% for the second quarter). Sales growth in this segment continues to be significantly constrained by continued depressed employment levels, particularly in the manufacturing, automotive and airline sectors. Uniform and Career Apparel - Direct Marketing segment sales decreased 3% for both the three and six month periods. The decrease was due primarily to lower volume in work clothing sales, partially offset by increased sales of safety products. The continued soft economy, a decrease in business spending and mild winter weather have adversely impacted sales in the fiscal 2002 three and six month periods. For the three and six month periods, Educational Resources segment sales decreased 2% and 1%, respectively, compared to the prior year periods, with increases due to pricing (approximately 3% in both periods) and new locations (approximately 3% in both periods) being offset by the impact of lower enrollment at existing centers (approximately 3% in both periods) and closed centers (approximately 5% and 4%, respectively).

                                                   Three Months Ended               Change vs.       Change vs.
                                                   ------------------
                                                          March        Proforma      Reported         Proforma
                                                   ------------------  --------  ---------------  ---------------
Operating Income by Segment                           2002     2001      2001       $        %       $        %
---------------------------                        ------------------  --------  ---------------  ---------------
                                                                (dollars in millions)
Food & Support Services - United States              $ 51.3    $37.5     $40.1     $13.8     37%    $11.2     28%
Food & Support Services - International                11.3     10.5      11.2       0.8      8%      0.1      1%
Uniform and Career Apparel - Rental                    29.3     26.1      27.4       3.2     12%      1.9      7%
Uniform and Career Apparel - Direct Marketing           4.9      1.8       2.6       3.1    172%      2.3     89%
Educational Resources                                  10.1      9.5      10.2       0.6      6%     (0.1)    -1%
Corporate and Other                                    (8.6)    (6.3)     (6.0)     (2.3)    37%     (2.6)    43%
                                                     ---------------     -----     ------------     ------------
                                                       98.3     79.1      85.5      19.2     24%     12.8     15%
Other Income                                           37.9        -         -      37.9      -      37.9      -
                                                     ------    -----     -----     -----  -----     -----   ----
                                                     $136.2    $79.1     $85.5     $57.1     72%    $50.7     59%
                                                     ======    =====     =====     =====  =====     =====   ====

                                                    Six Months Ended                Change vs.       Change vs.
                                                   ------------------
                                                          March        Proforma      Reported         Proforma
                                                   ------------------  --------  ---------------  ---------------
Operating Income by Segment                           2002     2001      2001       $        %       $        %
---------------------------                        ------------------  --------  ---------------  ---------------
                                                                (dollars in millions)
Food & Support Services - United States              $118.2   $ 97.8    $103.1     $20.4     21%    $15.1     15%
Food & Support Services - International                22.8     20.5      21.4       2.3     11%      1.4      7%
Uniform and Career Apparel - Rental                    59.6     58.1      60.7       1.5      3%     (1.1)    -2%
Uniform and Career Apparel - Direct Marketing          14.7     10.6      12.1       4.1     39%      2.6     21%
Educational Resources                                  17.4     16.0      17.6       1.4      9%     (0.2)    -1%
Corporate and Other                                   (16.4)   (12.0)    (11.4)     (4.4)    37%     (5.0)    44%
                                                     ---------------    ------     ------------     -------------
                                                      216.3    191.0     203.5      25.3     13%     12.8      6%
Other Income                                           37.9        -         -      37.9      -      37.9      -
                                                     ------   ------    ------     -----   ----     -----   -----
                                                     $254.2   $191.0    $203.5     $63.2     33%    $50.7     25%
                                                     ======   ======    ======     =====   ====     =====   ====

Food and Support Services - United States segment operating income increased 28% and 15% for the three and six month periods. Excluding the impact of acquisitions, operating income increased 2% and 1% for the three and six month periods. In the second quarter, strong performance in the education sector was largely offset by a continued weakness in the business sector compared to the prior year period. For the six-month period, strong performance in both the education and healthcare sectors was largely offset by weaker results in the business and sports and entertainment sectors. Reduced employment levels and continuing soft economic conditions (including the ongoing effects of the September 11th terrorist attacks) adversely impacted second quarter and year-to-date results. Management estimates that had the September 11th terrorist attacks not occurred, operating income for the fiscal 2002 second quarter and six month periods in this segment would have been approximately 2% and 4% higher than reported. Operating income in the Food and Support Services - International segment for the three and six month periods increased 1% and 7%, respectively. Excluding the impact of acquisitions/divestitures and foreign currency translation, segment operating income increased 1% and 3% compared to the prior year periods. United Kingdom results continued the positive trend of the first quarter, however results in Canada, Germany and Spain were lower than the prior year as the economic slowdown in these local economies adversely impacted operating results. Uniform and Career Apparel - Rental segment second quarter operating income increased 7% compared to the prior year due to reduced utility and other operating costs and increased sales volume. However, the slowdown in the United States economy has continued to constrain both volume and pricing growth. Operating income in this segment for the six-month period decreased 2% versus the prior year period, primarily due to the sluggish economy discussed above. Operating income in the Uniform and Career Apparel - Direct Marketing segment second quarter and year-to-date operating income increased 89% and 21%, respectively, compared to the prior year due to lower product and other operating costs, partially offset by the impact of lower sales. Educational Resources segment operating income for both the three and six month periods decreased 1% compared to the prior year. Operating results in this segment continue to be adversely affected by reduced enrollment at mature centers, partially offset by the impact of cost control initiatives to reduce overhead costs. Corporate and Other segment costs in the second quarter increased $2.6 million compared to the prior year due principally to higher FICA taxes related to stock option exercises, and to increased staff costs in the post IPO period.

As discussed above, the impact of the economic slowdown in both the United States and International markets has negatively affected fiscal 2002 operating results through the second quarter, and we anticipate that such conditions will continue into the third quarter of fiscal 2002.

FINANCIAL CONDITION AND LIQUIDITY
---------------------------------

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities for the six month period was $124 million in fiscal 2002 and $209 million in fiscal 2001. Excluding the impact of the accounts receivable sale facility (see Note 8), cash provided by operating activities was $88 million and $48 million for fiscal 2002 and 2001 periods, respectively. The improvement in operating cash flow is due principally to the increase in net income and non cash adjustments for depreciation and amortization and deferred income taxes. Debt increased by $319 million primarily due to the ServiceMaster Management Services acquisition, the repurchase of stock from employee benefit plans and pursuant to the tender offer discussed below, partially offset by the proceeds from our initial public stock offering in December 2001.

As discussed further in Note 10 to the condensed consolidated financial statements, on November 30, 2001, the Company completed the acquisition of the management services division of The ServiceMaster Company (the ServiceMaster Management Services business) for approximately $800 million. The initial acquisition financing consisted of $200 million from the Company's revolving credit facility and $600 million under a bridge financing facility with a group of banks. Approximately $350 million of the bridge facility was repaid with a portion of the proceeds from the initial public offering. The remaining balance of the bridge loan was repaid in April 2002 with a portion of the proceeds from the Company's $300 million note offering discussed below.

As discussed further in Note 2 to the condensed consolidated financial statements, on December 14, 2001, the Company completed an initial public offering (IPO) of 34.5 million shares of its Class B common stock at a price of $23.00 per share, raising approximately $743 million, net of issuance costs. The proceeds from the IPO were used to complete a repurchase of up to 10% of the outstanding Class A shares and to repay indebtedness under the bridge facility and the revolving credit facility. Specifically, on December 14, 2001, the Company purchased from its employee benefit plans approximately 3.3 million Class A shares for $75.4 million, and on January 25, 2002 the Company completed the tender offer for its class A common stock and purchased 13.7 million shares for approximately $314 million.

Also, during the first six months of fiscal 2002, pursuant to the ARAMARK Ownership Program, employees purchased from the Company approximately 7.1 million shares or $28.2 million of Class A Common Stock for $21.7 million cash plus $6.5 million of deferred payment obligations.

In April 2002, a subsidiary of the Company issued $300 million of 7% notes (the "Notes") which mature on May 1, 2007. The Notes are fully and unconditionally guaranteed by the Company and will rank equally with all of the Company's other unsecured senior indebtedness. The net proceeds of the offering (approximately $297.1 million) were used to repay the outstanding borrowings under the ServiceMaster acquisition bridge financing facility described above and a portion of the senior revolving credit facility. Concurrent with the issuance of the Notes, the Company entered into a $300 million notional amount receive fixed (7%)/pay variable (six month LIBOR) interest rate swap. The swap matures on May 1, 2007 and is being accounted for as a fair-value hedge in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

There is approximately $600 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has shelf registration statements on file with the SEC for the issuance of up to $700 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, disposals of property and equipment, and borrowings available under our credit facilities or future note issuances. There have been no material changes to the Company's short-term liquidity needs for future long-term debt and lease payments. See Notes 3 and 8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2001. In connection with the expiration of transfer restrictions relating to shares of our Class A common stock on June 10, 2002, ARAMARK is exploring various alternatives to manage this potential increased share flow in ARAMARK's publicly traded stock. Such alternatives may include a managed stock sale facility, a share repurchase program by the company and other measures. Any such actions would be subject to overall market conditions and approval by ARAMARK's Board of Directors. Such measures, if undertaken, may require additional borrowings under our existing senior revolving credit facility. As of March 29, 2002, there were approximately $85 million outstanding in foreign currency borrowings.

The Company has an agreement (the "Receivables Facility") with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140.

The Company's business activities do not include the use of unconsolidated special purpose entities. ARAMARK has guaranteed certain indebtedness of two investee entities in the amount of approximately $26 million.

CRITICAL ACCOUNTING POLICIES
----------------------------

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. Judgements and estimates of uncertainties are required in applying such accounting policies in certain areas. Following are some of the areas requiring significant judgements and estimates: cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; estimated costs to be incurred for environmental matters, contract disputes and litigation; and estimates of allowances for bad debts and inventory obsolescence.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

FORWARD-LOOKING STATEMENTS
--------------------------

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

Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from the future results expressed or implied by such forward-looking statements. The forward-looking statements regarding such matters are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate in the circumstances. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of the September 11th terrorist attacks or other terrorist attacks, increased operating costs, shortages of qualified personnel and other factors leading to increased labor costs, costly compliance with governmental regulations, currency risks and other risks associated with international markets, risks associated with acquisitions, including our ability to integrate and derive the expected benefits from our acquisition of ServiceMaster Management Services and other acquisitions, competition, decline in attendance at client facilities, unpredictability of sales and expenses due to contract terms, significant leverage, claims relating to the provision of food services, liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment and childcare service, seasonality and adverse publicity concerning incidents at childcare centers.

In this quarterly report on Form 10-Q we have estimated the impact that unfavorable economic conditions, including ramifications of the September 11th terrorist attacks, have had, and may have, on our sales and results of operations. The actual impact may vary from those estimates stated in this Form 10-Q.

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

                           PART II - OTHER INFORMATION

Item 1 is not applicable.
------------------------

Item 2(a) - 2(d) are not applicable.
------------------------------------

Item 3 is not applicable.
-------------------------

Item 4. - Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

The Company's Annual Meeting of Stockholders was held on February 12, 2002 ("2002 Annual Meeting"). At the 2002 Annual Meeting, the following persons were elected to serve as directors of the Company for three-year terms: James E. Ksansnak, Leonard S. Coleman, Jr., Thomas H. Kean and James E. Preston.

The terms of the following persons as directors of the Company continued after the 2002 Annual Meeting: Joseph Neubauer, Lawrence T. Babbio, Jr., Patricia C. Barron, Robert J. Callander, Ronald R. Davenport and Karl M. von der Heyden.

At the 2002 Annual Meeting, the stockholders voted upon the directors as noted above. No other matters were voted upon at the 2002 Annual Meeting.

The results of such vote were as follows:

NUMBER OF VOTES CAST
--------------------

                                                          Against/                                    Broker
Matter Voted Upon                        For              Withheld              Abstained           Non-Votes
-----------------                        ---              --------              ---------           ---------

Election as Director:
---------------------
James E. Ksansnak                   1,315,484,539         2,278,178             Not applicable    Not applicable
Leonard S. Coleman, Jr.             1,315,472,039         2,290,678                    "                  "
Thomas H. Kean                      1,315,459,989         2,302,728                    "                  "
James E. Preston                    1,315,483,889         2,278,828                    "                  "

Item 5 - is not applicable.
---------------------------

Item 6(a) - is not applicable.
------------------------------

Item 6(b)  - Reports on Form 8-K.
---------------------------------

On January 22, 2002, the Company filed a Form 8-K to attach a press release dated January 18, 2002, announcing that the Company had entered into an agreement to sell its interests in the Boston Red Sox Baseball Club and a related entity, which controls rights to broadcast Red Sox games, to New England Sports Ventures LLC.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARAMARK CORPORATION




May 13, 2002                                  s/John M. Lafferty
                                              ----------------------------------
                                              John M. Lafferty
                                              Senior Vice President, Controller
                                              and Chief Accounting Officer