Form 10-Q/A
period 2002-03-29
ARAMARK CORP/DE
filed 2002-05-31
CIK 1144528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends "Item 1. Financial Statements - Note
(14) - Condensed Consolidating Financial Statements of ARAMARK Corporation and Subsidiaries" of Part I - Financial Information of the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2002 to correct a clerical error in the condensed consolidating financial statements. The operating income and net income of ARAMARK Services, Inc. and subsidiaries was revised to $82.1 million and $33.0 million, respectively, for the three months ended March 29, 2002, and to $137.2 million and $48.0 million, respectively, for the six months ended March 29, 2002. The operating income and net income of the Other subsidiaries was revised to $54.2 million and $31.4 million, respectively, for the three months ended March 29, 2002, and to $117.0 million and $67.8 million, respectively, for the six months ended March 29, 2002. This correction also changed the condensed consolidating balance sheets as of March 29, 2002 and the condensed consolidating statements of cash flows for the six months ended March 29, 2002. This change had no impact on the consolidated financial statements of ARAMARK Corporation. No other changes have been made to the Quarterly Report on Form 10-Q for the quarterly period ended March 29, 2002.
--------------------------------------------------------------------------------

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
                                              =========         =========          ========     ===========       =========

                                            LIABILITIES AND SHAREHOLDERS' EQUITY
                                            ------------------------------------

Current Liabilities:
  Current maturities of long-term borrowings  $    39.2         $     4.4          $      -     $         -       $    43.6
  Accounts payable                                236.7              94.9              44.6               -           376.2
  Accrued expenses and other liabilities          454.0             199.2              17.0               -           670.2
                                              ---------         ---------          --------     -----------       ---------

       Total current liabilities                  729.9             298.5              61.6               -         1,090.0
                                              ---------         ---------          --------     -----------       ---------

Long-Term Borrowings                            1,945.9               0.2                 -               -         1,946.1
Deferred Income Taxes and Other Noncurrent
  Liabilities                                     127.8              99.4              40.5               -           267.7
Intercompany Payable                              857.6             157.4           1,305.9        (2,320.9)              -
Shareholders' Equity Excluding Common
    Stock Subject to Repurchase                   562.8           1,615.7             806.8        (2,178.5)          806.8
                                              ---------         ---------          --------     -----------       ---------

                                              $ 4,224.0         $ 2,171.2          $2,214.8     $  (4,499.4)      $ 4,110.6
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
                                               =========         =========         =========        =========       ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    For the three months ended March 29, 2002
                                  (In Millions)

                                                ARAMARK
                                             Services, Inc.
                                                  and          Other         ARAMARK
                                             Subsidiaries   Subsidiaries   Corporation   Eliminations   Consolidated
                                             -------------  -------------  ------------  ------------   -------------
Sales                                          $1,484.9         $665.6        $   -          $    -       $2,150.5
Equity in Net Income of Subsidiaries                  -              -         64.4           (64.4)             -
Management Fee Income                                 -              -          9.3            (9.3)             -
                                               --------      ---------     --------        --------       --------
                                                1,484.9          665.6         73.7           (73.7)       2,150.5

Costs and Expenses:
    Cost of services provided                   1,393.9          572.0            -            (8.5)       1,957.4
    Depreciation and amortization                  33.3           32.4            -             0.1           65.8
    Selling and general corporate expenses         13.5            7.0          8.5            (0.1)          28.9
    Other income                                  (37.9)             -            -               -          (37.9)
                                               --------      ---------     --------        --------       --------

                                                1,402.8          611.4          8.5            (8.5)       2,014.2
                                               --------      ---------     --------        --------       --------

       Operating Income                            82.1           54.2         65.2           (65.2)         136.3

Interest and other financing costs, net:
       Interest expense, net                       34.3            0.3          0.8               -           35.4
       Intercompany interest, net                  (4.1)           4.9            -            (0.8)             -
                                               --------      ---------     --------        --------       --------

Interest and other financing costs, net            30.2            5.2          0.8            (0.8)          35.4
                                               --------      ---------     --------        --------       --------

       Income before income taxes                  51.9           49.0         64.4           (64.4)         100.9

Provision for Income Taxes                         18.9           17.6            -               -           36.5
                                               --------      ---------     --------        --------       --------

       Net Income                              $   33.0         $ 31.4        $64.4          $(64.4)      $   64.4
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
                                               ========        =========     =======       =======       =========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     For the six months ended March 29, 2002
                                  (In Millions)

                                                 ARAMARK
                                             Services, Inc.
                                                   and           Other          ARAMARK
                                              Subsidiaries    Subsidiaries    Corporation   Eliminations   Consolidated
                                              ------------    ------------    -----------   ------------   ------------
Sales                                          $  2,889.8      $  1,370.4     $      -      $        -      $  4,260.2
Equity in Net Income of Subsidiaries                    -               -        115.8          (115.8)              -
Management Fee Income                                   -               -         17.7           (17.7)              -
                                               ----------      ----------     --------      ----------      ----------
                                                  2,889.8         1,370.4        133.5          (133.5)        4,260.2

Costs and Expenses:
    Cost of services provided                     2,702.3         1,174.8            -           (15.7)        3,861.4
    Depreciation and amortization                    61.5            64.5            -             0.2           126.2
    Selling and general corporate expenses           26.7            14.1         15.7            (0.2)           56.3
    Other income                                    (37.9)              -            -               -           (37.9)
                                               ----------      ----------     --------      ----------      ----------

                                                  2,752.6         1,253.4         15.7           (15.7)        4,006.0
                                               ----------      ----------     --------      ----------      ----------

       Operating Income                             137.2           117.0        117.8          (117.8)          254.2

Interest and other financing costs, net:
    Interest expense, net                            68.4             0.5          2.0               -            70.9
    Intercompany interest, net                       (8.0)           10.0            -            (2.0)              -
                                               ----------      ----------     --------      ----------      ----------

Interest and other financing costs, net              60.4            10.5          2.0            (2.0)           70.9
                                               ----------      ----------     --------      ----------      ----------

       Income before income taxes                    76.8           106.5        115.8          (115.8)          183.3

Provision for Income Taxes                           28.8            38.7            -               -            67.5
                                               ----------      ----------     --------      ----------      ----------

       Net Income                              $     48.0      $     67.8     $  115.8      $   (115.8)     $    115.8
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
                                             ==========      ==========     =======      ==========      ==========

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the six months ended March 29, 2002
                                  (In Millions)

                                                           ARAMARK
                                                       Services, Inc.
                                                             and          Other       ARAMARK
                                                        Subsidiaries  Subsidiaries  Corporation   Eliminations  Consolidated
                                                        ------------  ------------  -----------   ------------  ------------
Net cash provided by (used in) operating activities       $   85.3      $  75.1      $  (36.6)     $       -       $  123.8

Cash flows from investing activities:
       Purchases of property and equipment                   (44.3)       (55.6)            -              -          (99.9)
       Disposals of property and equipment                     6.5          1.9             -              -            8.4
       Net proceeds from sale of investments                  68.8            -             -              -           68.8
       Divestiture of certain businesses                       3.3            -             -              -            3.3
       Acquisition of certain businesses,
       Net of cash acquired                                 (794.5)        (0.8)            -              -         (795.3)
       Other investing activities                             13.7          3.4             -              -           17.1
                                                          --------      -------      --------      ---------     ----------

Net cash used in investing activities                       (746.5)       (51.1)            -              -         (797.6)
                                                          --------      -------      --------      ---------     ----------

Cash flows from financing activities:
       Proceeds from additional long-term borrowings         701.3         (0.2)            -              -          701.1
       Payment of long-term borrowings                      (381.9)        (2.4)            -              -         (384.3)
       Repurchase of stock                                       -            -        (391.1)             -         (391.1)
       Proceeds from issuance of common stock                    -            -         764.5              -          764.5
       Change in intercompany, net                           354.2        (17.4)       (336.8)             -              -
       Other financing activities                             (2.2)           -             -              -           (2.2)
                                                          --------      -------      --------      ---------     ----------

Net cash provided by financing activities                    671.4        (20.0)         36.6              -          688.0
                                                          --------      -------      --------      ---------     ----------

Increase (decrease) in cash and cash equivalents              10.2          4.0             -              -           14.2

Cash and cash equivalents, beginning of period                17.3          7.1           0.4              -           24.8
                                                          --------      -------      --------      ---------     ----------

Cash and cash equivalents, end of period                  $   27.5      $  11.1      $    0.4      $       -     $     39.0
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

                                              ARAMARK CORPORATION




May 31, 2002                                  s/John M. Lafferty
                                              ----------------------------------
                                              John M. Lafferty
                                              Senior Vice President, Controller
                                              and Chief Accounting Officer