Form 10-Q
period 2002-06-28
ARAMARK CORP/DE
filed 2002-08-12
CIK 1144528

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 28, 2002    Commission file number 001-16807

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
                                          Yes  X    No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A common stock outstanding at July 26, 2002:  128,316,332
Class B common stock outstanding at July 26, 2002:   61,515,067
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ARAMARK CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                 (In Thousands)

                                 ASSETS
                                                                           June 28,         September 28,
                                                                             2002                2001
                                                                        --------------     ---------------
Current Assets:
       Cash and cash equivalents                                        $       37,325     $        24,799
       Receivables                                                             491,003             503,291
       Inventories, at lower of cost or market                                 422,253             415,798
       Prepayments and other current assets                                    111,374              76,310
                                                                        --------------     ---------------

              Total current assets                                           1,061,955           1,020,198
                                                                        --------------     ---------------

Property and Equipment, net                                                  1,156,810           1,087,833
Goodwill                                                                     1,322,160             705,016
Other Intangible Assets                                                        254,714             104,272
Other Assets                                                                   313,627             299,075
                                                                        --------------     ---------------

                                                                        $    4,109,266     $     3,216,394
                                                                        ==============     ===============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Current maturities of long-term borrowings                       $       31,479     $        34,710
       Accounts payable                                                        400,932             459,249
       Accrued expenses and other liabilities                                  706,744             590,192
                                                                        --------------     ---------------

              Total current liabilities                                      1,139,155           1,084,151
                                                                        --------------     ---------------

Long-Term Borrowings                                                         1,881,367           1,635,867
Deferred Income Taxes and Other Noncurrent Liabilities                         251,194             229,484
Common Stock Subject to Potential Repurchase Under
 Provisions of Shareholders' Agreement                                               -              20,000

Shareholders' Equity Excluding Common Stock
 Subject to Repurchase:
       Class A common stock, par value $.01                                      1,469               1,672
       Class B common stock, par value $.01                                        618                   -
       Capital surplus                                                         815,085               1,065
       Earnings retained for use in the business                               471,511             283,125
       Accumulated other comprehensive income (loss)                           (11,182)            (18,970)
       Treasury stock                                                         (439,951)                  -
       Impact of potential repurchase feature of
        common stock                                                                 -             (20,000)
                                                                        --------------     ---------------

              Total                                                            837,550             246,892
                                                                        --------------     ---------------

                                                                        $    4,109,266     $     3,216,394
                                                                        ==============     ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                               For the Three Months Ended     For the Nine Months Ended
                                              ----------------------------   ---------------------------
                                                June 28,        June 29,        June 28,      June 29,
                                                  2002            2001            2002          2001
                                              -----------    -------------   ------------    -----------
Sales                                         $ 2,235,584    $   1,980,854   $  6,495,808    $ 5,809,165
                                              -----------    -------------   ------------    -----------

Costs and Expenses:
   Cost of services provided                    2,004,700        1,777,069      5,866,113      5,246,036
   Depreciation and amortization                   62,877           60,459        189,065        179,519
   Selling and general corporate expenses          29,973           27,722         86,294         76,998
   Other income, net (Note 11)                     (5,806)               -        (43,695)             -
                                              -----------    -------------   ------------    -----------

                                                2,091,744        1,865,250      6,097,777      5,502,553
                                              -----------    -------------   ------------    -----------

   Operating income                               143,840          115,604        398,031        306,612

Interest and Other Financing Costs, net            33,019           37,631        103,912        119,733
                                              -----------    -------------   ------------    -----------

   Income before income taxes                     110,821           77,973        294,119        186,879

Provision for Income Taxes                         38,249           29,922        105,733         71,638
                                              -----------    -------------   ------------    -----------

   Net income                                 $    72,572    $      48,051   $    188,386    $   115,241
                                              ===========    =============   ============    ===========
Earnings Per Share:
   Basic                                      $       .37    $         .28   $        .99    $       .67
   Diluted                                    $       .35    $         .27   $        .94    $       .64

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (In Thousands)

                                                             For the Nine Months Ended
                                                            ---------------------------
                                                              June 28,        June 29,
                                                                2002            2001
                                                            -----------     -----------
Cash flows from operating activities:
     Net income                                             $   188,386     $   115,241
     Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization                        189,065         179,519
           Income taxes deferred                                 18,625           3,790
           Gain on sale of investments                          (45,320)              -
     Changes in noncash working capital                          (7,851)       (127,214)
     Net proceeds from sale of receivables                       46,605         159,767
     Other operating activities                                 (14,800)        (11,313)
                                                            -----------     -----------

Net cash provided by operating activities                       374,710         319,790
                                                            -----------     -----------

Cash flows from investing activities:
     Purchases of property and equipment                       (159,263)       (169,987)
     Disposals of property and equipment                         14,852          20,452
     Proceeds from sale of investments                           76,964           8,240
     Divestiture of businesses                                    4,235               -
     Acquisition of businesses                                 (865,491)        (46,654)
     Other investing activities                                  16,791           6,795
                                                            -----------     -----------

Net cash used in investing activities                          (911,912)       (181,154)
                                                            -----------     -----------

Cash flows from financing activities:
     Proceeds from additional long-term borrowings              921,187          39,404
     Payment of long-term borrowings                           (687,785)       (150,668)
     Proceeds from issuance of common stock                     764,583          32,412
     Repurchase of stock                                       (441,653)        (54,622)
     Other financing activities                                  (6,604)           (434)
                                                            -----------     -----------

Net cash provided by (used in) financing activities             549,728        (133,908)
                                                            -----------     -----------

Increase in cash and cash equivalents                            12,526           4,728

Cash and cash equivalents, beginning of period                   24,799          24,592
                                                            -----------     -----------

Cash and cash equivalents, end of period                    $    37,325     $    29,320
                                                            ===========     ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      ARAMARK CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of our business activities and the possibility of changes in general economic conditions.

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

     During the first nine months of fiscal 2002, pursuant to the ARAMARK Ownership Program, employees purchased approximately 7.1 million shares or $28.4 million of Class A Common Stock for $21.7 million cash plus $6.7 million of deferred payment obligations. Also, during the first nine months of fiscal 2002, approximately 27.1 million Class A shares were converted to Class B shares.

     In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors has approved the use of up to $200 million to repurchase shares of the Company's Class A or Class B Common Stock. Repurchases will be made in accordance with applicable

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) securities laws in open market or privately negotiated transactions, from time to time, depending on market conditions, and may be discontinued at any time. During the third quarter of fiscal 2002, the Company repurchased 433,000 of Class B Common Stock at an aggregate cost of approximately $10.7 million. Additionally, during the third quarter of fiscal 2002, the Company purchased 1,500,000 shares of Class B Common Stock from employee benefit plans at an aggregate cost of approximately $39.8 million, to provide plan liquidity prior to the lapse of restrictions.

     The Company has a Deferred Payment Program that enables holders of installment stock purchase opportunities to defer a portion of the total amount required to exercise stock options. The deferred payments are full recourse obligations and the Company holds, as collateral, shares purchased until the deferred payment is received from the individual by the Company. During the third quarter of fiscal 2002, the Company sold for cash, without recourse, approximately $28.1 million of Deferred Payment Program notes receivable.

(3)  GOODWILL AND OTHER INTANGIBLE ASSETS:

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

     The elimination of goodwill amortization would have increased net income by $5.5 million and $16.3 million for the three and nine months ended June 29, 2001, respectively, or $.03 and $.09 per diluted share for the three and nine months periods.

     Goodwill as of June 28, 2002, allocated by segment follows:

                                 September 28, 2001   Acquisitions    Translation and Other    June 28, 2002
                                 ------------------   ------------    ---------------------    -------------
                                                         (in thousands)
     Food and Support
     Services - United States        $  340,562        $  599,330          $      -             $   939,892

     Food and Support
     Services - International            41,852             2,257             2,163                  46,272

     Uniform and Career
     Apparel - Rental                   147,800             5,604                 -                 153,404

     Uniform and Career
     Apparel - Direct Marketing         104,066             7,790                 -                 111,856

     Educational Resources               70,736                 -                 -                  70,736
                                 ------------------   ------------    ---------------------    -------------

                                     $  705,016        $  614,981          $  2,163             $ 1,322,160
                                 ==================   ============    =====================    =============

     The increase in goodwill results principally from the acquisition of ServiceMaster Management Services (see Note 10) completed on November 30, 2001, and this amount will be revised based upon final determination of the purchase price allocation. During the 2002 second quarter, a preliminary adjustment of approximately $113 million was recorded to reduce the amount initially allocated to customer contract rights reflecting the results of an independent valuation of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Other intangible assets as of June 28, 2002, consist of:

                                                   Gross       Accumulated          Net
                                                   Amount      Amortization        Amount
                                                 ----------    ------------     -----------
                                                              (in thousands)
     Customer relationship assets                $  346,678    $    108,890     $   237,788
     Other                                           26,075           9,149          16,926
                                                 ----------    ------------     -----------

     Total                                       $  372,753    $    118,039     $   254,714
                                                 ==========    ============     ===========

     All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. Net intangible assets increased $150.4 million during fiscal 2002, primarily due to the acquisition of ServiceMaster Management Services (see Note 10).

     Amortization expense related to intangible assets for the nine months ended June 28, 2002 and June 29, 2001 was $32.9 million and $15.6 million, respectively.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION:

     The Company made interest payments of $96.6 million and $114.6 million and income tax payments of $62.0 million and $69.6 million during the first nine months of fiscal 2002 and 2001, respectively. Included in net cash provided by operating activities is the tax benefit to the Company from the exercise of non-qualified stock options of approximately $36.0 million and $10.5 million during the first nine months of fiscal 2002 and 2001, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)  EARNINGS PER SHARE:

     The Company follows the provisions of SFAS No. 128, "Earnings per Share." Prior year earnings per share amounts have been restated to reflect the merger discussed in Note 2. As Adjusted net income and earnings per share information are shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001 (see Note 3). Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

                                                            Three Months Ended                 As Adjusted
                                                   ------------------------------------      ---------------
                                                       June 28,              June 29,            June 29,
                                                         2002                  2001                2001
                                                   ----------------     ---------------      ---------------
                                                             (in thousands, except per share data)
     EARNINGS:
       Net income                                  $         72,572     $        48,051      $        53,533
                                                   ================     ===============      ===============

     SHARES:
       Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                      194,235             171,810              171,810

       Impact of potential exercise opportunities
        under the ARAMARK Ownership and
        Equity Incentive Plans                               10,449               8,738                8,738
                                                   ----------------     ---------------      ---------------

       Total common shares used in diluted
        earnings per share calculation                      204,684             180,548              180,548
                                                   ================     ===============      ===============

     Basic earnings per common share               $            .37     $           .28      $           .31
                                                   ================     ===============      ===============

     Diluted earnings per common share             $            .35     $           .27      $           .30
                                                   ================     ===============      ===============

                                                             Nine Months Ended                 As Adjusted
                                                   ------------------------------------      ---------------
                                                       June 28,            June 29,              June 29,
                                                         2002                2001                  2001
                                                   ----------------     ---------------      ---------------
                                                          (in thousands, except per share data)

     EARNINGS:
       Net income                                  $        188,386     $       115,241      $       131,577
                                                   ================     ===============      ===============

     SHARES:
       Weighted average number of common
        shares outstanding used in basic
        earnings per share calculation                      189,476             171,795              171,795

       Impact of potential exercise opportunities
        under the ARAMARK Ownership and
        Equity Incentive Plans                               11,197               9,663                9,663
                                                   ----------------     ---------------      ---------------

       Total common shares used in diluted
        earnings per share calculation                      200,673             181,458              181,458
                                                   ================     ===============      ===============

     Basic earnings per common share               $            .99     $           .67      $           .77
                                                   ================     ===============      ===============

     Diluted earnings per common share             $            .94     $           .64      $           .73
                                                   ================     ===============      ===============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)  COMPREHENSIVE INCOME:

     Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income", comprehensive income includes all changes in shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $83.4 million and $196.2 million for the three and nine months ended June 28, 2002, respectively; and $49.5 million and $113.4 million for the three and nine months ended June 29, 2001, respectively.

(7)  ACCOUNTING  FOR DERIVATIVE INSTRUMENTS:

     The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements to manage changes in market conditions related to debt obligations and foreign currency exposures. As of June 28, 2002, the Company has $100 million of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings. Concurrent with the issuance of the Notes described in Note 10, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are designated as fair-value hedging instruments. There were no forward exchange contract agreements outstanding as of June 28, 2002.

     The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the nine months ended June 28, 2002, unrealized net gains of approximately $3.5 million (net of tax) related to interest rate swaps were recorded in Other Comprehensive Income. As of June 28, 2002, approximately $2.9 million of net unrealized losses related to interest rate swaps was included in "Accumulated other comprehensive income(loss)," all of which is expected to be reclassified into earnings during the next twelve months. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the Notes. The hedge ineffectiveness for existing cash flow and fair value hedging instruments for the quarter ending June 28, 2002, was not material.

(8)  ACCOUNTS RECEIVABLE SECURITIZATION:

     The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $111.5 million at June 28, 2002, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125." At June 28, 2002, $186.6 million of accounts receivable were sold and removed from the consolidated balance sheet. The loss on the sale of receivables in the first nine months of fiscal 2002 was $3.7 million and is included in "Interest and other financing costs, net." The Company amended the Receivables Facility during the third quarter of fiscal 2002 to include certain subsidiaries of ServiceMaster Management Services (see Note 10) as part of the Receivables Facility and increased the maximum sale amount from $200 million to $250 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)  SEGMENT INFORMATION:

     The following tables present a fiscal 2002/2001 comparison of segment sales and operating income for the three and nine month periods. Segment information, As Adjusted, is shown as if the provisions of SFAS No. 142 were in effect for fiscal 2001 (see Note 3).

     Sales and operating income by segment follow:

                                                          Three Months Ended                Nine Months Ended
                                                     ----------------------------      ----------------------------
                                                       June 28,          June 29,        June 28,         June 29,
                           Sales                         2002              2001            2002             2001
     ---------------------------------------------   ------------     -----------      ------------     -----------
                                                                             (in thousands)
     Food and Support Services - United States       $  1,467,843     $ 1,230,394      $  4,167,935     $ 3,533,848
     Food and Support Services - International            298,948         277,070           894,634         831,249
     Uniform and Career Apparel - Rental                  250,458         249,077           752,632         748,003
     Uniform and Career Apparel - Direct Marketing         98,985         101,585           331,892         341,268
     Educational Resources                                119,350         122,728           348,715         354,797
                                                     ------------     -----------      ------------     -----------

                                                     $  2,235,584     $ 1,980,854      $  6,495,808     $ 5,809,165
                                                     ============     ===========      ============     ===========

                                                           Three Months Ended          As Adjusted
                                                     ----------------------------      ------------
                                                        June 28,        June 29,         June 29,
                   Operating Income                       2002            2001             2001
     ---------------------------------------------   ------------     -----------      ------------
                                                                    (in thousands)
     Food and Support Services - United States       $     86,704     $    68,670      $     71,329
     Food and Support Services - International             11,771           8,562             9,029
     Uniform and Career Apparel - Rental                   30,136          30,680            31,992
     Uniform and Career Apparel - Direct Marketing          3,867           3,174             3,946
     Educational Resources                                 11,674          10,517            11,302
                                                     ------------     -----------      ------------
                                                          144,152         121,603           127,598
     Corporate and Other                                   (6,118)         (5,999)           (5,678)
     Other Income, net                                      5,806               -                 -
                                                     ------------     -----------      ------------
        Operating Income                                  143,840         115,604           121,920
     Interest Expense, net                                (33,019)        (37,631)          (37,631)
                                                     ------------     -----------      ------------
        Income Before Income Taxes                   $    110,821     $    77,973      $     84,289
                                                     ============     ===========      ============

                                                           Nine Months Ended           As Adjusted
                                                     ----------------------------      ------------
                                                       June 28,         June 29,         June 29,
                   Operating Income                      2002             2001             2001
     ---------------------------------------------   ------------     -----------      ------------
                                                                     (in thousands)
     Food and Support Services - United States       $    204,923     $   166,477      $    174,417
     Food and Support Services - International             34,551          29,038            30,391
     Uniform and Career Apparel - Rental                   89,760          88,823            92,727
     Uniform and Career Apparel - Direct Marketing         18,583          13,769            16,085
     Educational Resources                                 29,016          26,506            28,847
                                                     ------------     -----------      ------------
                                                          376,833         324,613           342,467
     Corporate and Other                                  (22,497)        (18,001)          (17,038)
     Other Income, net                                     43,695               -                 -
                                                     ------------     -----------      ------------
        Operating Income                                  398,031         306,612           325,429
     Interest Expense, net                               (103,912)       (119,733)         (119,733)
                                                     ------------     -----------      ------------
        Income Before Income Taxes                   $    294,119     $   186,879      $    205,696
                                                     ============     ===========      ============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Included in "Food and Support Services - United States" Operating income in the third quarter of fiscal 2002 is approximately $3.2 million of business interruption proceeds received, related to losses incurred as a result of the September 11, 2001 terrorist attacks. Additional proceeds from the business interruption coverage will be recognized in future periods as claims are settled.

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

     In the first and second fiscal quarters, within the Food and Support Services--United States segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations which is partly offset by increased activity in the educational market. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts which is partially offset by the effect of summer recess in the educational market. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first quarter.

(10) ACQUISITIONS:

     During the third quarter of fiscal 2002, the Company completed the acquisition of the Harrison Conference Centers portfolio of conference centers and university hotels from Hilton Hotels Corporation for approximately $49 million in cash. The Company also acquired Long Beach Uniform, a direct retail and contract marketer of uniforms and public safety equipment in Southern California, for approximately $9.5 million in cash, and Uniforms for Industry, a uniform rental company serving the New York City area, for approximately $10.4 million in cash. Each of these acquisitions was completed at or near the end of the third quarter, and had no material impact on the condensed consolidated financial statements.

     On November 30, 2001 the Company completed the acquisition of the management services division of The ServiceMaster Company (ServiceMaster Management Services). The aggregate consideration for the transaction was approximately $790 million in cash, subject to post closing adjustments, plus costs of the acquisition.

     ServiceMaster Management Services is a leader in the provision of facility management services in the United States, providing a complete range of facility management services to the healthcare, education and business and industry client sectors. The facility management services provided include custodial services, plant operations and maintenance, groundskeeping, technical support and food services. ServiceMaster Management Services also has operations in Canada and maintains licensing arrangements with local service providers in approximately 25 other countries.

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

     The Company financed the acquisition and related expenses in an aggregate of approximately $800 million by borrowing approximately an additional $200 million under the Company's senior revolving credit facility and $600 million under a new bridge financing facility with a group of banks. A portion of the bridge financing was repaid with proceeds from the initial public offering of Class B common stock discussed in Note 2. In April 2002, a subsidiary of the Company issued $300 million of 7% notes (the Notes) which mature on May 1, 2007. The Notes are fully and unconditionally guaranteed by the Company and will rank equally with all of the Company's other unsecured senior indebtedness. The net proceeds of the offering (approximately $297.1 million) were used to repay the outstanding borrowings under the ServiceMaster acquisition bridge financing facility and a portion of the senior revolving credit facility.

     The results of ServiceMaster Management Services have been included in the accompanying condensed consolidated financial statements since the date of acquisition and are included in the Food and Support

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Services - United States segment. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on a preliminary estimate of their respective fair values. The Company is in the process of obtaining information supporting the fair value of the individual assets acquired and liabilities assumed in order to complete the allocation of the purchase price. The initial purchase price allocation may be revised in the future based on such additional information.

     The following table presents pro forma financial information as if the acquisition of ServiceMaster Management Services had occurred at the beginning of the respective fiscal periods:

                                         Three Months Ended         Nine Months Ended
                                         ------------------   -----------------------------
                                            June 29, 2001     June 28, 2002   June 29, 2001
                                         ------------------   -------------   -------------
                                               (in millions, except per share amounts)
     Sales                               $          2,228.9   $     6,657.3   $     6,539.3
     Net Income                          $             47.7   $       189.8   $       114.2
     Diluted Earnings per Share          $             0.26   $        0.95   $        0.63

     These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from the combined operations, and therefore, in management's opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

     During the first quarter of fiscal 2001, the Company acquired the UK food and support services business of the Campbell Bewley Group Limited, issuing stock of a subsidiary (8% interest) as consideration. Additionally, the Company acquired a 45% interest in the Campbell Bewley Group Limited's food and support services business in Ireland for approximately $19 million in cash.

(11) OTHER INCOME:

     In the third quarter of fiscal 2002, the Company recorded a pre-tax net gain of $5.8 million, consisting of a gain ($7.4 million) on the sale of a residual interest in a previously divested business and charges ($1.6 million) incurred in connection with initiating the shareholder stock sale program in June 2002. In February 2002, the Company sold its interests in the Boston Red Sox Baseball Club and a related entity, which controls rights to broadcast Red Sox games. The sale resulted in a pre-tax gain of approximately $37.9 million. These pre-tax gains are presented in "Other income, net" in the accompanying condensed consolidated statements of income.

(12) NEW ACCOUNTING PRONOUNCEMENTS:

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt these standards no later than the beginning of fiscal 2003. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of these pronouncements.

(13) SUBSEQUENT EVENTS:

     In July 2002, the Company signed a definitive agreement to acquire the Clinical Technology Services (CTS) business of Premier, Inc. for approximately $100 million in cash. CTS currently handles the management, maintenance and repair of clinical equipment for more than 180 hospital and healthcare systems across the country. The transaction is subject to customary regulatory approvals and is currently expected to close in the fourth quarter of fiscal 2002. The Company also recently completed an acquisition in Canada of Travers Food

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

     Services, a remote camp business, for approximately $18 million. Additionally, ARAMARK and Mitsui & Company, Ltd. have announced a plan whereby ARAMARK and Mitsui each are targeting to increase their existing ownership interests in AIM Services to as much as 50%, with an estimated cost to ARAMARK of $35 to $40 million. The Company intends to fund these acquisitions through borrowings under the revolving credit facility.

(14) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

     The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

     These condensed consolidating financial statements have been prepared from the Company's financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of June 28, 2002. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                  JUNE 28, 2002
                                  (IN MILLIONS)

                 ASSETS
                                                    ARAMARK
                                                 SERVICES, INC.
                                                      AND             OTHER         ARAMARK
                                                  SUBSIDIARIES    SUBSIDIARIES    CORPORATION   ELIMINATIONS   CONSOLIDATED
                                                 --------------   ------------    -----------   ------------   ------------
Current Assets:
    Cash and cash equivalents                    $         21.1   $       15.9    $       0.3   $          -   $       37.3
    Receivables                                           306.8          183.6            0.6              -          491.0
    Inventories, at lower of cost or market                90.9          331.4              -              -          422.3
    Prepayments and other current assets                   69.9           39.8            1.7              -          111.4
                                                 --------------   ------------    -----------   ------------   ------------

       Total current assets                               488.7          570.7            2.6              -        1,062.0
                                                 --------------   ------------    -----------   ------------   ------------

Property and Equipment, net                               315.6          838.9            2.3              -        1,156.8
Goodwill                                                  807.5          514.7              -              -        1,322.2
Intercompany Receivable                                 2,268.4          105.6              -       (2,374.0)             -
Investment in Subsidiaries                                    -              -        2,263.4       (2,263.4)             -
Other Intangible Assets                                   183.4           71.3              -              -          254.7
Other Assets                                              198.3          111.6            3.7              -          313.6
                                                 --------------   ------------    -----------   ------------   ------------

                                                 $      4,261.9   $    2,212.8    $   2,272.0   $   (4,637.4)  $    4,109.3
                                                 ==============   ============    ===========   ============   ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term
     borrowings                                  $         31.1   $        0.4    $         -   $          -   $       31.5
    Accounts payable                                      272.0           96.8           32.1              -          400.9
    Accrued expenses and other liabilities                439.1          251.3           16.4              -          706.8
                                                 --------------   ------------    -----------   ------------   ------------

       Total current liabilities                          742.2          348.5           48.5              -        1,139.2
                                                 --------------   ------------    -----------   ------------   ------------

Long-Term Borrowings                                    1,877.3            4.1              -              -        1,881.4
Deferred Income Taxes and Other Noncurrent
 Liabilities                                              125.8           98.4           27.0              -          251.2
Intercompany Payable                                      937.7           77.3        1,359.0       (2,374.0)             -
Shareholders' Equity                                      578.9        1,684.5          837.5       (2,263.4)         837.5
                                                 --------------   ------------    -----------   ------------   ------------

                                                 $      4,261.9   $    2,212.8    $   2,272.0   $   (4,637.4)  $    4,109.3
                                                 ==============   ============    ===========   ============   ============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS
                               SEPTEMBER 28, 2001
                                  (IN MILLIONS)

                 ASSETS
                                                    ARAMARK
                                                 SERVICES, INC.
                                                      AND             OTHER         ARAMARK
                                                  SUBSIDIARIES    SUBSIDIARIES    CORPORATION   ELIMINATIONS   CONSOLIDATED
                                                 --------------   ------------    -----------   ------------   ------------
Current Assets:
    Cash and cash equivalents                    $         17.3   $        7.1    $       0.4   $          -   $       24.8
    Receivables                                           310.8          191.6            0.9              -          503.3
    Inventories, at lower of cost or market                93.3          322.5              -              -          415.8
    Prepayments and other current assets                   34.0           39.9            2.4              -           76.3
                                                 --------------   ------------    -----------   ------------   ------------

       Total current assets                               455.4          561.1            3.7              -        1,020.2
                                                 --------------   ------------    -----------   ------------   ------------

Property and Equipment, net                               249.1          836.4            2.3           -           1,087.8
Goodwill                                                  206.2          498.8              -           -             705.0
Intercompany Receivable                                 2,243.5          105.6              -       (2,349.1)             -
Investment in Subsidiaries                                    -              -        1,709.5       (1,709.5)             -
Other Intangible Assets                                    28.2           76.1              -              -          104.3
Other Assets                                              162.0          133.6            3.5              -          299.1
                                                 --------------   ------------    -----------   ------------   ------------

                                                 $      3,344.4   $    2,211.6    $   1,719.0   $   (4,058.6)  $    3,216.4
                                                 ==============   ============    ===========   ============   ============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term
     borrowings                                  $         34.3   $        0.4    $         -   $          -   $       34.7
    Accounts payable                                      293.6          117.0           48.6              -          459.2
    Accrued expenses and other liabilities                348.4          224.1           17.7              -          590.2
                                                 --------------   ------------    -----------   ------------   ------------

       Total current liabilities                          676.3          341.5           66.3              -        1,084.1
                                                 --------------   ------------    -----------   ------------   ------------

Long-Term Borrowings                                    1,629.4            6.5              -              -        1,635.9
Deferred Income Taxes and Other Noncurrent
 Liabilities                                               74.1          103.7           51.7              -          229.5
Intercompany Payable                                      773.4          241.6        1,334.1       (2,349.1)             -
Common Stock Subject to Potential Repurchase
 Under Provisions of Shareholders'
 Agreement                                                    -              -           20.0              -           20.0
Shareholders' Equity Excluding Common Stock
 Subject to Repurchase                                    191.2        1,518.3          246.9       (1,709.5)         246.9
                                                 --------------   ------------    -----------   ------------   ------------

                                                 $      3,344.4   $    2,211.6    $   1,719.0   $   (4,058.6)  $    3,216.4
                                                 ==============   ============    ===========   ============   ============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 28, 2002
                                  (IN MILLIONS)

                                                    ARAMARK
                                                 SERVICES, INC.
                                                      AND             OTHER         ARAMARK
                                                  SUBSIDIARIES    SUBSIDIARIES    CORPORATION   ELIMINATIONS   CONSOLIDATED
                                                 --------------   ------------    -----------   ------------   ------------
Sales                                            $      1,439.2   $      796.4    $         -   $          -   $    2,235.6
Equity in Net Income of Subsidiaries                          -              -           72.6          (72.6)             -
Management Fee Income                                         -              -            8.3           (8.3)             -
                                                 --------------   ------------    -----------   ------------   ------------
                                                        1,439.2          796.4           80.9          (80.9)       2,235.6

Costs and Expenses:
    Cost of services provided                           1,353.6          660.5              -           (9.4)       2,004.7
    Depreciation and amortization                          30.1           32.7              -            0.1           62.9
    Selling and general corporate expenses                 16.5            5.8            6.1            1.6           30.0
    Other income, net                                         -           (7.4)           1.6              -           (5.8)
                                                 --------------   ------------    -----------   ------------   ------------

                                                        1,400.2          691.6            7.7           (7.7)       2,091.8
                                                 --------------   ------------    -----------   ------------   ------------

       Operating Income                                    39.0          104.8           73.2          (73.2)         143.8

Interest and other financing costs, net:
       Interest expense, net                               32.6           (0.2)           0.6              -           33.0
       Intercompany interest, net                          (4.3)           4.9              -           (0.6)             -
                                                 --------------   ------------    -----------   ------------   ------------

Interest and other financing costs, net                    28.3            4.7            0.6           (0.6)          33.0
                                                 --------------   ------------    -----------   ------------   ------------

       Income before income taxes                          10.7          100.1           72.6          (72.6)         110.8

Provision for Income Taxes                                  3.8           34.4              -              -           38.2
                                                 --------------   ------------    -----------   ------------   ------------

       Net Income                                $          6.9   $       65.7    $      72.6   $      (72.6)  $       72.6
                                                 ==============   ============    ===========   ============   ============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED JUNE 29, 2001
                                  (IN MILLIONS)

                                                    ARAMARK
                                                 SERVICES, INC.
                                                      AND             OTHER         ARAMARK
                                                  SUBSIDIARIES    SUBSIDIARIES    CORPORATION   ELIMINATIONS   CONSOLIDATED
                                                 --------------   ------------    -----------   ------------   ------------
Sales                                            $      1,176.2   $      804.7    $         -   $          -   $    1,980.9
Equity in Net Income of Subsidiaries                          -              -           48.0          (48.0)             -
Management Fee Income                                         -              -            7.1           (7.1)             -
                                                 --------------   ------------    -----------   ------------   ------------
                                                        1,176.2          804.7           55.1          (55.1)       1,980.9
Costs and Expenses:
       Cost of services provided                        1,109.4          673.3              -           (5.6)       1,777.1
       Depreciation and amortization                       24.6           35.8              -            0.1           60.5
       Selling and general corporate
        expenses                                           15.6            6.6            5.5              -           27.7
                                                 --------------   ------------    -----------   ------------   ------------

                                                        1,149.6          715.7            5.5           (5.5)       1,865.3
                                                 --------------   ------------    -----------   ------------   ------------

                  Operating Income                         26.6           89.0           49.6          (49.6)         115.6

Interest and other financing costs, net:
       Interest expense, net                               36.3           (0.2)           1.5              -           37.6
       Intercompany interest, net                         (10.5)          12.0              -           (1.5)             -
                                                 --------------   ------------    -----------   ------------   ------------

Interest and other financing costs, net                    25.8           11.8            1.5           (1.5)          37.6
                                                 --------------   ------------    -----------   ------------   ------------

                  Income before income taxes                0.8           77.2           48.1          (48.1)          78.0

Provision for Income Taxes                                 (0.2)          30.1              -              -           29.9
                                                 --------------   ------------    -----------   ------------   ------------

                  Net Income                     $          1.0   $       47.1    $      48.1   $      (48.1)  $       48.1
                                                 ==============   ============    ===========   ============   ============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED JUNE 28, 2002
                                  (IN MILLIONS)

                                                ARAMARK
                                             SERVICES, INC.
                                                 AND               OTHER            ARAMARK
                                             SUBSIDIARIES       SUBSIDIARIES      CORPORATION       ELIMINATIONS      CONSOLIDATED
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Sales                                       $       4,329.0   $       2,166.8   $             -   $             -   $       6,495.8
Equity in Net Income of Subsidiaries                      -                 -             188.4            (188.4)                -
Management Fee Income                                     -                 -              26.0             (26.0)                -
                                            ---------------   ---------------   ---------------   ---------------   ---------------
                                                    4,329.0           2,166.8             214.4            (214.4)          6,495.8

Costs and Expenses:
  Cost of services provided                         4,056.0           1,835.4                 -             (25.3)          5,866.1
  Depreciation and amortization                        91.5              97.2                 -               0.4             189.1
  Selling and general corporate expenses               43.2              19.8              21.8               1.5              86.3
  Other income, net                                   (37.9)             (7.4)              1.6                 -             (43.7)
                                            ---------------   ---------------   ---------------   ---------------   ---------------

                                                    4,152.8           1,945.0              23.4             (23.4)          6,097.8
                                            ---------------   ---------------   ---------------   ---------------   ---------------

     Operating Income                                 176.2             221.8             191.0            (191.0)            398.0

Interest and other financing costs, net:
  Interest expense, net                               101.0               0.3               2.6                 -             103.9
  Intercompany interest, net                          (12.2)             14.8                 -              (2.6)                -
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Interest and other financing costs, net                88.8              15.1               2.6              (2.6)            103.9
                                            ---------------   ---------------   ---------------   ---------------   ---------------

     Income before income taxes                        87.4             206.7             188.4            (188.4)            294.1

Provision for Income Taxes                             32.6              73.1                 -                 -             105.7
                                            ---------------   ---------------   ---------------   ---------------   ---------------

     Net Income                             $          54.8   $         133.6   $         188.4   $        (188.4)  $         188.4
                                            ===============   ===============   ===============   ===============   ===============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                     FOR THE NINE MONTHS ENDED JUNE 29, 2001
                                  (IN MILLIONS)

                                                ARAMARK
                                             SERVICES, INC.
                                                  AND             OTHER             ARAMARK
                                              SUBSIDIARIES     SUBSIDIARIES       CORPORATION       ELIMINATIONS     CONSOLIDATED
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Sales                                       $       3,633.4   $       2,175.8   $             -   $             -   $       5,809.2
Equity in Net Income of Subsidiaries                      -                 -             115.3            (115.3)                -
Management Fee Income                                     -                 -              24.6             (24.6)                -
                                            ---------------   ---------------   ---------------   ---------------   ---------------
                                                    3,633.4           2,175.8             139.9            (139.9)          5,809.2

Costs and Expenses:
  Cost of services provided                         3,408.7           1,857.7                 -             (20.3)          5,246.1
  Depreciation and amortization                        73.0             106.2                 -               0.3             179.5
  Selling and general corporate expenses               37.0              20.0              20.1              (0.1)             77.0
                                            ---------------   ---------------   ---------------   ---------------   ---------------

                                                    3,518.7           1,983.9              20.1             (20.1)          5,502.6
                                            ---------------   ---------------   ---------------   ---------------   ---------------

               Operating Income                       114.7             191.9             119.8            (119.8)            306.6

Interest and other financing costs, net:
  Interest expense, net                               115.2                 -               4.5                 -             119.7
  Intercompany interest, net                          (21.0)             25.5                 -              (4.5)                -
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Interest and other financing costs, net                94.2              25.5               4.5              (4.5)            119.7
                                            ---------------   ---------------   ---------------   ---------------   ---------------

               Income before income taxes              20.5             166.4             115.3            (115.3)            186.9

Provision for Income Taxes                             10.3              61.3                 -                 -              71.6
                                            ---------------   ---------------   ---------------   ---------------   ---------------

               Net Income                   $          10.2   $         105.1   $         115.3   $        (115.3)  $         115.3
                                            ===============   ===============   ===============   ===============   ===============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 28, 2002
                                  (IN MILLIONS)

                                                ARAMARK
                                             SERVICES, INC.
                                                  AND             OTHER             ARAMARK
                                              SUBSIDIARIES     SUBSIDIARIES       CORPORATION       ELIMINATIONS     CONSOLIDATED
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Net cash provided by (used in) operating
 activities                                 $         192.7   $         216.3   $         (34.3)  $             -   $         374.7

Cash flows from investing activities:
  Purchases of property and equipment                 (67.5)            (91.8)                -                 -            (159.3)
  Disposals of property and equipment                   8.7               6.2                 -                 -              14.9
  Proceeds from sale of investments                    68.8               8.2                 -                 -              77.0
  Divestiture of businesses                             2.5               1.7                 -                 -               4.2
  Acquisition of businesses                          (843.6)            (21.9)                -                 -            (865.5)
  Other investing activities                           (9.5)             26.6              (0.3)                -              16.8
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Net cash used in investing activities                (840.6)            (71.0)             (0.3)                -            (911.9)
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Cash flows from financing activities:
  Proceeds from additional long-term
   borrowings                                         921.2                 -                 -                 -             921.2
  Payment of long-term borrowings                    (685.1)             (2.7)                -                 -            (687.8)
  Proceeds from issuance of common stock                  -                 -             764.6                 -             764.6
  Repurchase of stock                                     -                 -            (441.7)                -            (441.7)
  Change in intercompany, net                         420.0            (133.8)           (286.2)                -                 -
  Other financing activities                           (4.4)                -              (2.2)                -              (6.6)
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Net cash provided by (used in) financing
 activities                                           651.7            (136.5)             34.5                 -             549.7
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Increase (decrease) in cash and cash
 equivalents                                            3.8               8.8              (0.1)                -              12.5

Cash and cash equivalents, beginning of
 period                                                17.3               7.1               0.4                 -              24.8
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Cash and cash equivalents, end of period    $          21.1   $          15.9   $           0.3   $             -   $          37.3
                                            ===============   ===============   ===============   ===============   ===============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                      ARAMARK CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 29, 2001
                                  (IN MILLIONS)

                                                ARAMARK
                                             SERVICES, INC.
                                                  AND             OTHER             ARAMARK
                                              SUBSIDIARIES     SUBSIDIARIES       CORPORATION       ELIMINATIONS     CONSOLIDATED
                                            ---------------   ---------------   ---------------   ---------------   ---------------
Net cash provided by (used in) operating
 activities                                 $         188.5   $         193.2   $         (61.9)  $             -   $         319.8

Cash flows from investing activities:
  Purchases of property and equipment                 (72.2)            (97.8)                -                 -            (170.0)
  Disposals of property and equipment                   4.3              16.2                 -                 -              20.5
  Proceeds from sale of investments                       -               8.2                 -                 -               8.2
  Acquisition of businesses                           (33.7)            (13.0)                -                 -             (46.7)
  Other investing activities                           (0.3)              7.4              (0.3)                -               6.8
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Net cash used in investing activities                (101.9)            (79.0)             (0.3)                -            (181.2)
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Cash flows from financing activities:
  Proceeds from additional long-term
   borrowings                                          32.8               6.6                 -                 -              39.4
  Payment of long-term borrowings                    (148.4)             (2.3)                -                 -            (150.7)
  Proceeds from issuance of common stock                  -                 -              32.4                 -              32.4
  Repurchase of stock                                     -                 -             (54.6)                -             (54.6)
  Change in intercompany, net                          27.2            (111.7)             84.5                 -                 -
  Other financing activities                           (0.4)                -                 -                 -              (0.4)
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Net cash provided by (used in) financing
 activities                                           (88.8)           (107.4)             62.3                 -            (133.9)
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Increase (decrease) in cash and cash
 equivalents                                           (2.2)              6.8               0.1                 -               4.7
Cash and cash equivalents, beginning of
  period                                               19.5               4.8               0.3                 -              24.6
                                            ---------------   ---------------   ---------------   ---------------   ---------------

Cash and cash equivalents, end of period    $          17.3   $          11.6   $           0.4   $             -   $          29.3
                                            ===============   ===============   ===============   ===============   ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CRITICAL ACCOUNTING POLICIES

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

          The Company's significant accounting policies are described in the notes to the consolidated financial statements included in the Annual Report on Form 10-K. Judgements and estimates of uncertainties are required in applying such accounting policies in certain areas. Following are some of the areas requiring significant judgements and estimates: cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; estimated costs to be incurred for environmental matters, contract disputes, and litigation; and estimates of allowances for bad debts and inventory obsolescence.

          There are numerous critical assumptions which may influence accounting estimates in these and other areas. We base our critical assumptions on our historical experience and on various other estimates we believe to be reasonable. Certain of the more critical assumptions include -

Asset Impairment Determinations
     . The intended use of assets and the expected future cash flows resulting directly from such use.
     . Comparable market valuations of businesses similar to ARAMARK's business segments.
     .    Industry specific economic conditions.
     .    Competitor activities and regulatory initiatives.
     .    Client and customer preferences and behavior patterns.

Environmental Matters
     .    Government regulations and enforcement activity.
     .    Changes in remediation technology and practices.
     . Financial obligations and credit worthiness of other responsible parties.

Litigation and Claims
     .    Interpretation of contractual rights and obligations.
     . Government regulatory initiatives, activities, and interpretations of regulations.

Bad Debt Risk
     .    Credit worthiness of specific customers and aging of customer balances.
     . General and specific industry economic conditions as well as industry concentrations.
     .    Contractual rights and obligations.

Inventory Obsolescence
     .    History of customer demand and sales within specific product categories.
     .    Economic conditions within customer specific industries.
     .    Style and product changes.

     Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

     The following tables present our sales and operating income, and the related percentages attributable to each operating segment for the three and nine month periods ended June 28, 2002 and June 29, 2001. As discussed in Note 3 to the condensed consolidated financial statements, the Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", as of the beginning of fiscal 2002. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. The Company has completed the transitional goodwill impairment tests required by SFAS No. 142, which did not result in an impairment charge. No goodwill amortization is reflected in the fiscal 2002 results shown below. To facilitate comparability, the As Adjusted fiscal 2001 amounts shown below have been adjusted to eliminate goodwill amortization from the fiscal 2001 as reported results. The following discussion of results compares fiscal 2002 operating results to the As Adjusted fiscal 2001 results, except as otherwise indicated. As described in Note 10, on November 30, 2001, ARAMARK acquired the management services business of the ServiceMaster Company.

                                                        Three Months Ended                     Nine Months Ended
                                               -----------------------------------   -----------------------------------
                                                June 28, 2002      June 29, 2001      June 28, 2002      June 29, 2001
                                               ----------------   ----------------   ----------------   ----------------
                 Sales                             $         %        $         %        $         %          $       %
---------------------------------------------  ----------------   ----------------   ----------------   ----------------
                                                                         (dollars in millions)
Food & Support Services  - United States       $ 1,467.8     66%  $ 1,230.4     62%  $ 4,168.0     64%  $ 3,533.8     61%
Food & Support Services - International            298.9     14%      277.1     14%      894.6     14%      831.3     14%
Uniform and Career Apparel - Rental                250.5     11%      249.1     13%      752.6     12%      748.0     13%
Uniform and Career Apparel - Direct Marketing       99.0      4%      101.6      5%      331.9      5%      341.3      6%
Educational Resources                              119.4      5%      122.7      6%      348.7      5%      354.8      6%
                                               ---------   ----   ---------   ----   ---------   ----   ---------   ----

                                               $ 2,235.6    100%  $ 1,980.9    100%  $ 6,495.8    100%  $ 5,809.2    100%
                                               =========   ====   =========   ====   =========   ====   =========   ====

                                                        Three Months Ended             As Adjusted
                                               -----------------------------------   ----------------
                                                June 28, 2002      June 29, 2001      June 29, 2001
                                               ----------------   ----------------   ----------------
             Operating Income                      $         %        $         %        $         %
---------------------------------------------  ----------------   ----------------   ----------------
                                                                 (dollars in millions)
Food & Support Services  - United States       $    86.7     60%  $    68.6     59%  $    71.3     59%
Food & Support Services - International             11.8      8%        8.6      7%        9.0      8%
Uniform and Career Apparel - Rental                 30.1     21%       30.7     27%       32.0     26%
Uniform and Career Apparel - Direct Marketing        3.9      3%        3.2      3%        4.0      3%
Educational Resources                               11.6      8%       10.5      9%       11.3      9%
                                               ---------   ----   ---------   ----   ---------   ----
                                                   144.1    100%      121.6    105%      127.6    105%
Corporate and Other                                 (6.1)    -4%       (6.0)    -5%       (5.7)    -5%
Other Income, net                                    5.8      4%        0.0      0%        0.0      0%
                                               ---------   ----   ---------   ----   ---------   ----
                                               $   143.8    100%  $   115.6    100%  $   121.9    100%
                                               =========   ====   =========   ====   =========   ====

                                                       Nine Months Ended              As Adjusted
                                               -----------------------------------   ----------------
                                                June 28, 2002      June 29, 2001      June 29, 2001
                                               ----------------   ----------------   ----------------
             Operating Income                      $         %        $         %        $         %
---------------------------------------------  ----------------   ----------------   ----------------
                                                                 (dollars in millions)
Food & Support Services  - United States       $   204.9     51%  $   166.5     54%  $   174.4     54%
Food & Support Services - International             34.5      9%       29.0      9%       30.4      9%
Uniform and Career Apparel - Rental                 89.8     23%       88.8     29%       92.7     28%
Uniform and Career Apparel - Direct Marketing       18.6      5%       13.8      5%       16.1      5%
Educational Resources                               29.0      7%       26.5      9%       28.8      9%
                                               ---------   ----   ---------   ----   ---------   ----
                                                   376.8     95%      324.6    106%      342.4    105%
Corporate and Other                                (22.5)    -6%      (18.0)    -6%      (17.0)    -5%
Other Income, net                                   43.7     11%        0.0      0%        0.0      0%
                                               ---------   ----   ---------   ----   ---------   ----
                                               $   398.0    100%  $   306.6    100%  $   325.4    100%
                                               =========   ====   =========   ====   =========   ====

CONSOLIDATED OVERVIEW

          Sales of $2.2 billion for the third quarter and $6.5 billion for the nine month period increased 13% and 12%, respectively, over the prior year periods, related principally to double-digit increases in the Food and Support Services - United States segment. Excluding the impact of acquisitions and the impact of foreign currency translation, sales were level with prior year for the three month period and increased 1% over the prior year for the nine month period. Operating income for the third quarter was $143.8 million and $398.0 million for the nine month period, increases of 18% and 22%, respectively, from the prior year As Adjusted amounts. Fiscal 2002 operating income for the third quarter includes a $5.8 million net gain, resulting principally from the sale of a residual investment in a previously divested business, and operating income for the nine month period also includes a gain of $37.9 million from the sale of our ownership interests in the Boston Red Sox and a related entity, which are presented as "Other income, net" (see Note 11 to the condensed consolidated financial statements). Excluding other income, operating income increased 13% and 9% for the three and nine month periods. Further, excluding the impact of acquisitions and foreign currency translation, operating income increased approximately 1% for the three month period and was equal to the prior year for the nine month period. The sales and operating income of certain of our businesses continued to be adversely affected by weak economic conditions, particularly lower levels of employment, and the ongoing effects of the September 11, 2001 terrorist attacks. Had the attacks not occurred, management estimates that consolidated sales for the third quarter would have been approximately 1% higher than reported and operating income would have been about the same as reported. For the nine months, management estimates that consolidated sales and operating income both would have been approximately 1% higher than reported. For purposes of making these adjustments we have increased reported sales and operating income for the estimated amount of sales and income related to the affected operations, and excluded from the reported operating income the amount (approximately $3.2 million) of business interruption proceeds received in the current quarter. For the 2002 third quarter, those proceeds were about equal to the estimated September 11th impact on operating income.

     Interest and other financing costs, net for the three and nine month periods decreased 12% and 13%, respectively, compared to the prior year due to lower interest rates, partially offset by increased average borrowing levels. The effective tax rate for the nine month period was 35.9%, compared to 38.3% for the prior year nine month period, with the decrease due primarily to the change in accounting for goodwill amortization and a permanent book and tax basis difference on the investment sale noted above.

     Net income for the three and nine months was $72.6 million and $188.4 million. Excluding "Other income", net income for the three and nine month periods was $66.1 million and $157.6 million, respectively, increasing 38% and 37% over the reported amounts for the comparable prior year periods. On an As Adjusted basis, adjusting fiscal 2001 net income for the impact of the goodwill accounting change, fiscal 2002 net income for the three and nine month periods increased 24% and 20%. Fiscal 2002 diluted earnings per share for the three and nine month periods (excluding Other income) was $0.32 per share and $0.79 per share on a weighted average share count of 205 million shares and 201 million shares, respectively. Fiscal 2001 diluted earnings per share, adjusted for the goodwill accounting change, was $0.30 per share and $0.73 per share for the three and nine month periods on a lower weighted average share count of approximately 181 million shares in both periods.

SEGMENT RESULTS

     The following tables present a 2002/2001 comparison of segment sales and operating income for the three and nine month periods together with the amount and percentage of change between periods.

                                                          Three Months Ended                      Nine Months Ended
                                               -------------------------------------   -------------------------------------
                                                       June                 Change            June                Change
                                               ---------------------   -------------   ---------------------   -------------
                                                   2002      2001         $       %      2002         2001        $       %
                                               ---------------------   -------------   ---------------------   -------------
                                                                                 (dollars in millions)
Sales by Segment

Food & Support Services  - United States       $ 1,467.8   $ 1,230.4   $ 237.4    19%  $ 4,168.0   $ 3,533.8   $ 634.2    18%
Food & Support Services - International            298.9       277.1      21.8     8%      894.6       831.3      63.3     8%
Uniform and Career Apparel - Rental                250.5       249.1       1.4     1%      752.6       748.0       4.6     1%
Uniform and Career Apparel - Direct Marketing       99.0       101.6      (2.6)   -3%      331.9       341.3      (9.4)   -3%
Educational Resources                              119.4       122.7      (3.3)   -3%      348.7       354.8      (6.1)   -2%
                                               ---------   ---------   -------    --   ---------   ---------   -------    --

                                               $ 2,235.6   $ 1,980.9   $ 254.7    13%  $ 6,495.8   $ 5,809.2   $ 686.6    12%
                                               =========   =========   =======    ==   =========   =========   =======    ==

                                               Three Months Ended
                                               ------------------                    Change vs.      Change vs.
                                                      June          As Adjusted       Reported       As Adjusted
                                               ------------------   ------------    ------------    ------------
                                                 2002      2001         2001           $      %       $       %
                                               ------------------   ------------    ------------    ------------
                                                                        (dollars in millions)
Operating Income by Segment

Food & Support Services  - United States       $  86.7    $  68.6        $  71.3    $ 18.1    26%   $ 15.4    22%
Food & Support Services - International           11.8        8.6            9.0       3.2    37%      2.8    30%
Uniform and Career Apparel - Rental               30.1       30.7           32.0      (0.6)   -2%     (1.9)   -6%
Uniform and Career Apparel - Direct Marketing      3.9        3.2            4.0       0.7    22%     (0.1)   -2%
Educational Resources                             11.6       10.5           11.3       1.1    10%      0.3     3%
Corporate and Other                               (6.1)      (6.0)          (5.7)     (0.1)    2%     (0.4)    8%
                                               -------    -------   ------------    ------    --    ------    --
                                                 138.0      115.6          121.9      22.4    19%     16.1    13%
Other Income, net                                  5.8          -              -       5.8     -       5.8     -
                                               -------    -------   ------------    ------    --    ------    --

                                               $ 143.8    $ 115.6        $ 121.9    $ 28.2    24%   $ 21.9    18%
                                               =======    =======   ============    ======    ==    ======    ==

                                               Nine Months Ended
                                               ------------------                    Change vs.      Change vs.
                                                      June          As Adjusted       Reported       As Adjusted
                                               ------------------   ------------    ------------    ------------
                                                 2002      2001         2001          $       %       $       %
                                               -------    -------   ------------    ------------    ------------
                                                                        (dollars in millions)
Operating Income by Segment

Food & Support Services  - United States       $ 204.9    $ 166.5        $ 174.4    $ 38.4    23%   $ 30.5    17%
Food & Support Services - International           34.5       29.0           30.4       5.5    19%      4.1    14%
Uniform and Career Apparel - Rental               89.8       88.8           92.7       1.0     1%     (2.9)   -3%
Uniform and Career Apparel - Direct Marketing     18.6       13.8           16.1       4.8    35%      2.5    16%
Educational Resources                             29.0       26.5           28.8       2.5     9%      0.2     1%
Corporate and Other                              (22.5)     (18.0)         (17.0)     (4.5)   25%     (5.5)   32%
                                               -------    -------   ------------    ------    --    ------    --
                                                 354.3      306.6          325.4      47.7    16%     28.9     9%
Other Income, net                                 43.7          -              -      43.7     -      43.7     -
                                               -------    -------   ------------    ------    --    ------    --
                                               $ 398.0    $ 306.6        $ 325.4    $ 91.4    30%   $ 72.6    22%
                                               =======    =======   ============    ======    ==    ======    ==

FOOD AND SUPPORT SERVICES - UNITED STATES SEGMENT

     Food and Support Services - United States segment sales for the current three month period increased 19% over the prior year period due to the ServiceMaster Management Services acquisition. Excluding the ServiceMaster acquisition, and before the estimated impact of the September 11th terrorist attacks, sales for the current quarter were even with the prior year quarter. Sales for the nine month period increased 18% due to acquisitions (approximately 16%, principally Service Master Management Services) and to net new accounts (approximately 2%). Management estimates that had the September 11th terrorist attacks not occurred, total segment sales would have been approximately 1% higher than reported for both the three and nine month periods.

     Sales growth in the Education Sector and the Other Sector, which includes correctional and healthcare clients, continued to be strong in the third quarter, with high single digit and low double-digit increases, respectively, compared to the prior year period. The Business Services Sector continued to be negatively affected by weak employment levels, particularly among manufacturing clients. The June employment report, recently issued by the United States Department of Labor Bureau of Labor Statistics, shows total employment levels down from a year ago in the categories most important to our business. Third quarter sales in this Sector declined about 8% from the comparable prior year period. Sports and Entertainment Sector third quarter sales decreased about 5% compared to the prior year period. After adjusting for management's estimate of the effect of the September 11th attacks, the decrease was about 2%. Attendance and spending levels within the convention and tourism businesses were soft. Sales at stadiums and arenas were also down as a result of the lower level of NBA and NHL playoff activity at venues we serve this quarter, compared to the same quarter last year, and the loss of a significant race track account.

     Segment operating income increased 22% and 17% for the three and nine month periods. Excluding the impact of acquisitions, operating income increased 1% for both periods compared to the prior year. The profit performance in both the three and nine month periods followed the sales growth trends described above, with the strong performance in the Education Sector offset by weakness in the Business and Sports and Entertainment Sectors. Excluding the impact of acquisitions, and adjusting for management's estimate of the effects of the terrorist attacks, operating income was about flat for the third quarter and increased 3% for the nine month period compared to the comparable prior year periods.

FOOD AND SUPPORT SERVICES - INTERNATIONAL SEGMENT

     Sales in the Food and Support Services - International segment increased 8% for both the three and nine month periods. Excluding the impact of foreign currency translation, sales increased 5% and 8% for the three and nine month periods due to acquisitions (approximately 4% and 5%, respectively) and net new business (approximately 1% and 3%, respectively). Sales growth for the third quarter in the United Kingdom was in the mid-single digits, while sales in Germany and Canada were down slightly from the prior year third quarter, reflective of the continuing economic weakness in these countries.

     Segment operating income for the three and nine month periods increased 30% and 14%. Excluding the impact of acquisitions and foreign currency translation, segment operating income increased 24% and 10% compared to the prior year periods. The United Kingdom continued its solid earnings growth in the third quarter and Germany and Spain achieved significant double-digit operating income growth. Germany was negatively impacted in the prior year period by the European outbreaks of mad cow and foot and mouth disease. Results in Canada were lower than the prior year due to sluggish economic conditions, similar to those in the United States.

UNIFORM AND CAREER APPAREL - RENTAL SEGMENT

     Uniform and Career Apparel - Rental segment sales increased 1% for both the three and nine months compared to the prior year periods due primarily to pricing. Sales growth in this segment continues to be significantly constrained by continued depressed employment levels, particularly in the manufacturing, automotive and airline sectors. Segment operating income decreased 6% and 3%, respectively, for the three and nine months compared to the prior year periods. Despite continuing cost control initiatives, the combination of limited net internal sales growth, together with higher sales costs and normal operating cost increases (particularly in the payroll and related benefit areas) reduced operating income for both the three and nine month periods.

UNIFORM AND CAREER APPAREL - DIRECT MARKETING SEGMENT

     Uniform and Career Apparel - Direct Marketing segment sales decreased by 3% for both the three and nine month periods. The decrease was primarily due to lower volume in work clothing sales, partially offset by increased sales of safety products. Segment operating income for the third quarter decreased 2% compared to the prior year due to the lower sales noted above and higher distribution costs in the safety products operation, partially offset by lower product costs and reduced overhead spending. Operating income for the nine month period increased 16% due to lower product and other operating costs, partially offset by the impact of lower sales.

EDUCATIONAL RESOURCES SEGMENT

     Educational Resources segment sales decreased 3% and 2%, respectively, for the three and nine month periods compared to the prior year periods, due to lower enrollment at existing centers (approximately 7% and 5%, respectively) and closed centers (approximately 3% and 4%, respectively), partially offset by increases due to pricing (approximately 4% and 3%, respectively) and new locations (approximately 3% and 4%, respectively). Segment operating profit increased 3% and 1%, respectively, for the three and nine months due to effective operating cost controls, partially offset by the impact of lower sales noted above.

CORPORATE AND OTHER

     Corporate and other expenses, those administrative expenses not allocated to the business segments, were $6.1 million and $22.5 million for the three and nine month periods of fiscal 2002. The increases over the prior year periods were due principally to increased staff and related costs.

OUTLOOK

     As discussed above, the continuing weak economy has had an adverse impact on the trend of organic sales growth and our operating results to-date in our economically sensitive businesses, and we anticipate such conditions will continue into the fourth quarter of fiscal 2002. A Major League Baseball work stoppage could negatively affect the Company's operating results should it occur. The potential impact would depend on the timing and length of any such work stoppage and therefore, cannot be quantified at this time. However, at the time of the previous labor stoppage in 1994, management estimated that consolidated operating income for the fiscal year would have been approximately 3% higher than reported if the work stoppage had not occurred. See "Risk Factors" contained in the Company's fiscal 2001 Annual Report on Form 10-K.

     During the fourth quarter of 2002, certain of the Company's insurance coverages were or will be renewed, and it is currently expected that insurance premiums will increase and certain coverages, such as terrorist acts coverage, will no longer be available or will be meaningfully reduced. Management is evaluating alternative insurance arrangements in response to these changes.

FINANCIAL CONDITION AND LIQUIDITY

     Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

     Cash provided by operating activities for the nine month period was $375 million in fiscal 2002 and $320 million in fiscal 2001. Excluding the sale of accounts receivable (see Note 8), cash provided by operating activities was $328 million and $160 million for the fiscal 2002 and 2001 periods, respectively. The increase in cash flow was due principally to the increase in net income and non cash adjustments for depreciation and amortization and deferred income taxes, lower accounts receivable balances and the timing of payments related to accrued taxes and insurance. Total debt increased by $242 million primarily due to the ServiceMaster Management Services acquisition and the repurchase of stock, offset by the proceeds from our initial public stock offering in December 2001, and operating cash flow.

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

     Also, during the first nine months of fiscal 2002, pursuant to the ARAMARK Ownership Program, employees purchased approximately 7.1 million shares or $28.4 million of Class A Common Stock for $21.7 million cash plus $6.7 million of deferred payment obligations.

     In April 2002, a subsidiary of the Company issued $300 million of 7% notes (the Notes) which mature on May 1, 2007. The Notes are fully and unconditionally guaranteed by the Company and will rank equally with all of the Company's other unsecured senior indebtedness. The net proceeds of the offering (approximately $297.1 million) were used to repay the outstanding borrowings under the ServiceMaster acquisition bridge financing facility described above and the senior revolving credit facility. Concurrent with the issuance of the Notes, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are being accounted for as fair-value hedges in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.

     In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors has approved the use of up to $200 million to repurchase shares of the Corporation's common stock. Repurchases will be made in accordance with applicable securities law in open market or privately negotiated transactions, from time to time, depending on market conditions, and may be discontinued at any time. As of June 28, 2002, the Company has repurchased 433,000 shares for approximately $10.7 million. Additionally, the Company repurchased 1.5 million shares for approximately $39.8 million from the employee benefit plans to provide liquidity prior to the scheduled lapse of the IPO restrictions.

     In June 2002, the Company acquired the Harrison Conference Centers from Hilton Hotels Corporation for approximately $49 million in cash. In July 2002, the Company signed a definitive agreement to acquire Clinical Technology Services (CTS) from Premier, Inc. for approximately $100 million in cash. The transaction is subject to customary regulatory approvals and is currently expected to close in the fourth quarter of fiscal 2002. The Company also recently completed an acquisition in Canada of Travers Food Services, a remote camp business, for approximately $18 million. Additionally, ARAMARK and Mitsui & Company, Ltd. have announced a plan whereby ARAMARK and Mitsui each are targeting to increase their existing ownership interests in AIM Services to as much as 50%, with an estimated cost to ARAMARK of $35 to $40 million. We intend to fund these acquisitions through borrowings under the revolving credit facility.

     At August 9, 2002 there is approximately $575 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has shelf registration statements on file with the SEC for the issuance of up to $700 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of June 28, 2002, there was approximately $84 million outstanding in foreign currency borrowings.

     From September 28, 2001 through June 28, 2002, there has been no material change in the Company's future obligations for debt repayments (except for the issuance of the Notes described above) or future minimum rental and similar commitments under noncancelable operating leases, which are summarized below as of September 28, 2001:

                  Fiscal Year            Debt         Leases          Total
                  -----------         -----------    ---------     -----------
                                                   (in thousands)

                    2002              $    34,710    $ 213,287     $   247,997
                    2003                   74,796      117,601         192,397
                    2004                  354,812       99,184         453,996
                    2005                  731,487       76,741         808,228
                    2006                  303,206       62,671         365,877
                    Subsequent Years      171,566      238,187         409,753
                                      -----------    ---------     -----------
                    Total             $ 1,670,577    $ 807,671     $ 2,478,248
                                      ===========    =========     ===========

     The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $111.5 million at June 28, 2002, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140. In June 2002, the Receivables Facility was amended to include certain of the ServiceMaster subsidiaries and to increase the size of the facility to $250 million.

     The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions which have not been reflected in the accompanying financial statements. ARAMARK has guaranteed certain indebtedness of two investee entities in the amount of $27 million. ARAMARK may be exposed to liability resulting from the non performance of indemnification obligations by an entity currently in bankruptcy from which ARAMARK acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from the pre acquisition period. ARAMARK has $25 million of insurance coverage for such exposure with a $5.0 million retained loss limit.

NEW ACCOUNTING PRONOUNCEMENTS

     The FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt these standards no later than the beginning of fiscal 2003. In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the impact of these new pronouncements.

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

     These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of the September 11th terrorist attacks, increased operating costs, shortages of qualified personnel, costly compliance with governmental regulations, currency risks and other risks associated with international markets, risks associated with acquisitions, our ability to integrate and derive the expected benefits from our acquisition of ServiceMaster Management Services, competition, decline in attendance at client facilities, unpredictability of sales and expenses due to contract terms and terminations, high leverage, claims relating to the provision of food services, liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment and childcare service, seasonality, adverse publicity concerning incidents at childcare centers and levels of enrollment in our education business.

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

     In order to facilitate the orderly sale of some of their stock holdings, we anticipate that certain directors and executives of ARAMARK will enter into what are commonly referred to as "10b5-1 plans" with respect to the sale of ARAMARK common stock. 10b5-1 plans are often implemented by directors and executives of public companies during window periods so that they may sell stock of the employer/issuer under a prearranged written plan that generally sets forth in advance the amount of shares to be sold and the timing of such sales, and may provide price parameters. Under such plans, such sales are considered to be made not "on the basis of" material non-public information.

ITEM 3:   QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of June 28, 2002, has not materially changed from September 28, 2001 (See Item 7A of the Annual Report on Form 10-K), with the exception of the issuance of $300 million of 7% notes that mature on May 1, 2007, and the related interest rate swap agreements, as described in Notes 7 and 10 to the condensed consolidated financial statements.

                           PART II - OTHER INFORMATION

Item 1 is not applicable

Items 2(a) - 2(d) are not applicable.

Item 3 is not applicable.

Item 4 is not applicable.

Item 5 - is not applicable.

Item 6(a) - Exhibits

See Exhibit Index.

Item 6(b) - Reports on Form 8-K.

On April 19, 2002, the Company filed a Form 8-K to announce the initiation of an offering of $300,000,000 aggregate principal amount of 7.00% Notes Due 2007 by ARAMARK Services, Inc., its wholly-owned subsidiary (see Note 10 to condensed consolidated financial statements included in Part I - Financial Information).

On May 24, 2002, the Company filed a Form 8-K announcing that the Company had dismissed Arthur Andersen LLP as the Company's independent public accountants and engaged KPMG LLP to serve as the Company's independent public accountants for fiscal 2002.

On May 28, 2002, the Company filed a Form 8-K to attach a press release dated May 28, 2002, announcing the establishment of a Stock Repurchase Program and an Employee Stock Trading Program.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ARAMARK CORPORATION


August 12, 2002                  s/John M. Lafferty
                                 -----------------------------------
                                 John M. Lafferty
                                 Senior Vice President, Controller
                                 and Chief Accounting Officer

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit
--------------    ----------------------

2 Form of Merger Agreement (incorporated by reference to Exhibit 2 to ARAMARK Corporation's Registration Statement on Form S-1 (Registration No. 333-65226) (the "S-1 Registration Statement").

3.1 Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to the S-1 Registration Statement).

3.2               Bylaws of ARAMARK Corporation (incorporated by reference to
                  Exhibit 3.3 to ARAMARK Corporation's Registration Statement on Form S-3 (Registration No. 333-85050).

4.1               Form of Rights Agreement (incorporated by reference to Exhibit
                  4.4 to the S-1 Registration Statement).

4.2 Form of Registration Rights Agreement among ARAMARK Worldwide Corporation (now ARAMARK Corporation) and Joseph Neubauer and each of the other holders listed on Schedule 1 thereto (incorporated by reference to Exhibit 4.13 to the S-1 Registration Statement).

10.1 Master Distribution Agreement dated as of February 1, 2002 between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc.+

99.1 Certification of the Chief Executive Officer of ARAMARK Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of ARAMARK Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



------------
+   Portions omitted pursuant to a request for confidential treatment.