Form 10-K
period 2002-09-27
ARAMARK CORP/DE
filed 2002-11-27
CIK 1144528

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 27, 2002 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-16807

ARAMARK CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	23-3086414

(State of Incorporation)	(I.R.S. Employer Identification No.)

ARAMARK Tower
1101 Market Street
Philadelphia, Pennsylvania 19107
(Address of principal executive offices)

Telephone Number: 215-238-3000

Securities registered pursuant to Section 12(b) of the Act:

Class B Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:

Class A-1, Class A-2 and Class A-3 Common Stock, $0.01 par value

Class B-1, Class B-2 and Class B-3 Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act).Yes  ☒    No  ☐

Aggregate market value of the voting stock held by nonaffiliates at March 29, 2002: $3.9 billion

Common stock outstanding at October 25, 2002:	Class A Common Stock	120,363,418 shares
	Class B Common Stock	66,636,462 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2003 annual meeting of stockholders are incorporated by reference in Parts II and III of this Annual Report.

PART I

Item 1.

BUSINESS

Overview

ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of outsourced services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities. We have leadership positions in food and support services, uniform and career apparel services and childcare and early education. Our strong presence in food service allows us to serve clients in many of the key industrial countries, which continue to experience substantial growth in the outsourcing services we provide. We plan to continue our growth by capitalizing on this worldwide outsourcing trend by providing our clients with innovative and high quality services and by pursuing acquisitions.

Our objective is to be a world leader in managed services by exceeding our customers’ expectations, continuing to grow our business and providing an environment where exceptional people want to work. In the United States, we are the second largest food service company, and in most of the other countries in which we operate, we are among the top three. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Our education business is the second largest in the United States, providing childcare and early education to over 95,000 children. Due to our geographic presence and our approximately 200,000 employees, we serve millions of clients and customers in 18 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2002.”

The Public Offering and Stock Buyback

On December 14, 2001, we completed an initial public offering of 34,500,000 shares of our Class B common stock at a price of $23.00 per share, raising approximately $742.9 million, net of issuance costs. Just prior to the completion of the initial public offering, old ARAMARK Corporation merged with its wholly owned subsidiary, ARAMARK Worldwide Corporation. Each outstanding share of old Class B and old Class A common stock was exchanged for two shares and twenty shares, respectively, of the surviving corporation’s Class A common stock and had the effect of a two-for-one stock split. ARAMARK Worldwide’s name was changed to ARAMARK Corporation, and it succeeded to all the assets, liabilities, rights and obligations of old ARAMARK.

On December 14, 2001, we purchased 3,276,700 Class A shares owned by our employee benefit plans for $23.00 per share, resulting in a cash expenditure of $75.4 million. These shares, which are reflected as treasury shares, represented 10% of all Class A shares owned by these benefit plans. On December 17, 2001, we announced a tender offer to purchase up to 10% of our Class A common stock, excluding shares owned by benefit plans, for $23.00 per share. On January 25, 2002, we completed the tender offer for our Class A common stock and purchased 13.7 million shares for approximately $314 million.

Recent Acquisitions

On November 30, 2001, we completed the acquisition of the management services division of The ServiceMaster Company, which we currently are operating under the name ARAMARK ServiceMaster Facility Services. The aggregate consideration for the transaction was approximately $790 million in cash plus costs of the acquisition.

ARAMARK ServiceMaster Facility Services and its related entities provide a variety of facility management services to the healthcare, education and business and industry client sectors. These services are provided nationwide and include the management of housekeeping, plant operations and maintenance, laundry and linen, groundskeeping, landscaping, clinical equipment maintenance, capital program management and commissioning services and other facility consulting services relating to building operations, materials management and comprehensive facility management. ARAMARK ServiceMaster Facility Services also has operations in Canada and maintains licensing arrangements with local service providers in approximately 23 other countries.

On June 21, 2002, we completed the acquisition of the Harrison Conference Center business from Hilton Hotels Corporation for approximately $49 million in cash plus costs of the acquisition. The acquisition added 11 conference centers and hotels to the facilities we serve.

We made a number of additional acquisitions during fiscal 2002, including increasing our ownership of AIM Services in Japan to approximately 49%; acquiring Travers Food Services, a remote camp business in Canada; acquiring Uniforms for Industry, a uniform rental company serving the New York City area; and acquiring Long Beach Uniform, a direct retail and contract marketer of uniforms in southern California.

On September 30, 2002, we completed the acquisition of the Clinical Technology Services business (“CTS”) from Premier, Inc. for approximately $100 million in cash plus costs of the acquisition. CTS handles the management, maintenance and repair of clinical equipment for more than 180 contracts for hospitals and healthcare systems nationwide. In addition, we became a preferred provider for clinical equipment maintenance services for the more than 1,500 member and affiliate hospital system of Premier, which expanded our preferred provider relationship with Premier.

On October 23, 2002, we signed an agreement to acquire the business of Fine Host Corporation, a food service management company, for approximately $100 million in cash.

The following diagram provides a brief overview of our business:

History

Our business traces its history back to the 1930s, when we began providing vending services to plant employees in the aviation industry in Southern California. In 1959, our founders, Davre J. Davidson and William S. Fishman, combined their two businesses to form our predecessor company, which became publicly traded in 1960. In the ensuing years, we broadened our service offerings and expanded our client base, while retaining our entrepreneurial character. These increased service offerings included our uniform services business, acquired in 1977, and education services, acquired in 1980. In 1984, we completed a management buyout, and from 1984, our management and employees increased their ownership of the Company and, directly and through our employee benefit plans, owned approximately 90% of our equity capital until our public offering was completed in December 2001.

Food and Support Services

Our food and support services group manages a growing number of interrelated services—including food, refreshment, facility and other support services—for businesses, healthcare facilities, school districts, colleges and universities, conference and convention centers, national and state parks, sports, entertainment and recreational venues and correctional institutions. In fiscal 2002, our Food and Support Services—United States segment generated $5.7 billion in sales, or 65% of our total sales. In fiscal 2002, our Food and Support

Services—International segment generated $1.2 billion in sales or 14% of our total sales. Serving thousands of client locations, we believe we are a leader in size, capability, quality and innovation in the contract food and support services industry.

We are the exclusive provider of food and beverage management services at most of the facilities we serve and are responsible for hiring, training and supervising substantially all of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our client generally provides us access to customers in the form of employees, students and patients. At sports, entertainment and recreational facilities, which include convention centers, our clients are responsible for attracting patrons, generally on an event-specific basis. We focus strongly on new business development, client retention and sales growth at existing locations through marketing efforts directed toward customers and potential customers at the client locations we serve. We focus our marketing on increasing customer traffic flow and therefore sales at facilities that we serve.

Industry Overview

The food and support service industry consists of the supply of food and beverage services and facilities services management to a range of clients, including businesses, educational, governmental, correctional and healthcare institutions, and operators of sports, entertainment and recreational facilities in a variety of formats, service levels and price points.

Although the markets in which we operate are highly fragmented, in recent years the contract food service industry has experienced consolidation and multi-national expansion. We believe that other recent market dynamics in the food and support services industry include:

•	continued growth in the outsourcing of food service and facilities management as a result of:

— clients	focusing on their core competencies and outsourcing their non-core activities and services;

—	clients addressing the need to satisfy demanding customers; and

—	clients facing increasing cost pressures and looking for cost-effective alternatives to self-administered food and support activities;

•	increasing market penetration by large, well-capitalized participants due to their ability to:

—	offer a broader range of modern, innovative services than local and regional competitors can;

—	provide multi-regional coverage to clients who have a multi-regional or multi-national presence;

—	make infrastructure investments in client locations as necessary; and

—	provide cost-effective services as a result of economies of scale;

•	an increase in the retail orientation of food service management due to the proliferation of alternative retail outlets, including quick serve restaurants; and

•	a trend toward a single source alternative for all facilities-related outsourcing needs, including food service and facilities support management.

Customers and Services—United States Segment

Our Food and Support Services—United States segment serves a number of customer sectors, distinguished by the types of customers they serve and types of services they offer. No individual client represents more than 2% of our sales, other than, collectively, a number of U.S. government agencies.

Business.    We satisfy the business dining needs of several million people annually, delivering customized solutions to clients in business and industry. We provide a range of services which includes on-site restaurants, catering, convenience stores, executive dining rooms and conference center management. In addition, we provide certain of our food service clients with facilities management services.

We are a leader in vending and coffee services, providing services to business and industry clients at thousands of locations in the United States. We have expanded our service and product offerings to include gourmet coffee and beverage offerings, “grab and go” food operations, convenience stores, home meal replacement programs and a proprietary drinking water filtration system.

Sports & Entertainment.    We serve the concessions, premium banquet and catering, retail, merchandise and novelty sales, recreational and lodging needs of millions of people annually at approximately 176 sports, entertainment and recreational facilities. We serve 36 professional sports arenas and stadiums, 29 convention and civic centers, 15 national and state parks, plus numerous concert venues, entertainment complexes, resorts and other popular tourist attractions across the United States. We are the leading provider to major league sports, serving 44 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We have provided services at many of the highest visibility sporting events in the United States, including the World Series, the Major League Baseball All-Star Game, the Stanley Cup Finals, the NBA All-Star Game and the NBA Championship Series. We also provide services at highly visible special events, including serving food to the athletes at ten Olympic Games since 1968, including most recently in Sydney, Australia.

We own 50% of SMG, a leader in providing outsourced management of public assembly facilities including arenas, stadiums and theaters, as well as convention centers. SMG offers services such as event booking and management, cash management, maintenance services and risk management while seeking to maximize the number of events and attendance at such facilities. The facilities managed by SMG include facilities throughout the United States as well as facilities in Europe, the United Kingdom and Canada.

Education.    We are a leading provider to colleges, universities and preparatory schools, serving over 200 million meals annually to students, faculty and visitors at over 350 institutions. The campus dining marketplace, which was historically focused on residential board plans, has expanded to include more diverse and convenience-oriented retail operations that operate as gourmet coffee outlets and other new points of service offering traditional convenience store items, health and beauty items, snacks and beverages. We believe campus administrators increasingly recognize students as paying customers with sophisticated tastes and preferences who demand greater quality, more menu choices and greater flexibility. Based on these trends, we seek to create an appealing, healthy and attractive dining experience that is designed to enhance the school’s reputation while integrating our services into the school’s structure and campus life.

We are a leading provider of food services to school districts. We serve more than 300 school systems and districts. We offer our clients solutions to their goal of increasing student participation in school lunch programs, improving service, increasing student satisfaction and achieving cost reductions. Our One World CaféSM brand offers student-friendly merchandising, branded concepts and promotional programs. We believe this is an underpenetrated market and that a large number of school districts do not currently outsource their food service.

Healthcare.    We are a leader in providing innovative non-clinical support services solutions to hospitals, long-term care facilities and regional healthcare systems. We believe that major healthcare systems will increasingly look to a single supplier for their three primary non-clinical service needs: food service, environmental services and laundry and linen distribution.

Facility Services.    On November 30, 2001, we completed the acquisition of the management services division of The ServiceMaster Company, which we currently are operating under the name ARAMARK ServiceMaster Facility Services, for approximately $790 million in cash plus costs of the acquisition. We provide a variety of facility management services to the healthcare, education and business and industry client sectors. These services are provided nationwide and include the management of housekeeping, plant operations and maintenance, laundry and linen, groundskeeping, landscaping, clinical equipment maintenance, capital program management and commissioning services and other facility consulting services relating to building operations. We serve approximately 800 clients in the healthcare sector, approximately 400 educational clients and approximately 475 business and industry clients.

Correctional.    We are a leader in correctional food services, providing state, county and municipal clients with improved quality and lower operating costs at more than 325 correctional facilities in 38 states and serving over 300,000 inmates. Public demand for increased public sector cost efficiency is prompting many correctional facilities to outsource many of their needs. The size of inmate populations, the number of correctional facilities in the United States and the low outsourcing penetration rates have made this segment one of the fastest growing of the outsourced food service industry. In addition, we believe this is an underpenetrated sector as only a few states currently outsource their statewide correctional systems’ food services.

Customers and Services—International Segment

Our Food and Support Services—International segment provides substantially the same range of customized, high quality managed services provided to our United States clients, but primarily to business and industry clients. In addition, in the international segment, we also provide lodging, food service, commissary and facilities management at remote sites, such as offshore drilling platforms and mining camps. Our international services are provided in 17 countries outside the United States. Our largest international operations are in Canada, the U.K. and Germany, where we are among the top three largest food service providers. We also have a top three market position in Spain and Mexico. The clients served in each country are typically similar to those served in the United States and vary by country depending upon local market dynamics and conditions. Our sales in this segment were approximately $1.2 billion in fiscal 2002. There are risks attendant with our operations overseas. Please see the “Risk Factors” section.

Purchasing

We negotiate the pricing and other terms for the majority of our purchases of food and related products directly with national manufacturers. We purchase these and other items through SYSCO Corporation pursuant to a national master distribution agreement, as well as from other distributors. SYSCO and other distributors are responsible for tracking our orders and delivering products to our specific locations. These relationships provide our location managers with the ability to order high quality food and non-food products at competitive prices while relieving our managers of many of the details of purchasing and distribution activities. We receive volume discounts from distributors based on the overall volume of purchases we make. With respect to purchases from SYSCO, these discounts include discounts on SYSCO-branded products. Our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers.

Our agreements with our distributors are generally for an indefinite term, subject to termination by either party after a notice period, which is generally 120 days. The pricing and other financial terms of these agreements are renegotiated periodically. We have had distribution agreements with SYSCO for more than 10 years. Our current agreement with SYSCO is terminable by either party with 120 days notice.

Our relationship with SYSCO is important to our operations. In fiscal 2002, SYSCO distributed approximately 55% of our food and non-food products in the United States (approximately 37% of our consolidated purchases of food and non-food products), and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in all significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.

Sales and Marketing

We maintain sales organizations focused on each specific client or service sector that are responsible for: identifying and pursuing potential new business opportunities, analyzing and evaluating such opportunities together with our operational and financial management and developing specific contract proposals. In addition to our professionals dedicated exclusively to sales efforts, our food and support field management shares responsibility for identifying and pursuing new sales opportunities, both with the clients for which they are directly responsible and for potential clients in their geographic area of responsibility. In addition, in several of our markets we also have dedicated client retention teams.

Our marketing efforts are directed primarily toward increasing our business with existing clients, as well as obtaining business from new clients. We regularly develop and offer innovations in products and services for our clients that allow us to grow sales at existing locations while enhancing value to those clients and their customers or employees by tailoring new offerings to their needs.

Types of Contracts

We use three general contract types in our food and support services segments: profit and loss contracts, profit sharing contracts and management fee contracts. These contracts differ in their provision for the amount of risk that we bear and potential compensation, profits or fees we may receive. Many of our contracts contain characteristics of more than one of the three general types of contracts described below. Commission rates and management fees, if any, may vary significantly among contracts based upon various factors, including the type of facility involved, the term of the contract and the services we provide, and the amount of capital we invest. Generally, our contracts require that the client’s consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility.

Profit and Loss Contracts.    Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Under this type of contract, we assume the downside risk of the operation while benefiting from any potential upside benefit. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we often benefit from greater upside potential with a profit and loss contract, we are responsible for the operating costs and consequently bear greater risk than with a management fee or profit sharing contract. The majority of our contracts fall into this category.

Profit Sharing Contracts.    Under profit sharing contracts or limited profit and loss contracts, we may receive either a percentage of any profits earned from the provision of our services at the facility or a fixed fee after deducting expenses, and we generally receive no payments if there are losses.

Management Fee Contracts.    Under management fee contracts, we receive a management fee, typically calculated as a fixed dollar amount or a fixed or variable percentage of various categories of sales. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales or operating costs. We are reimbursed for substantially all of our costs and charges under these contracts. Both our upside potential and downside risk are reduced.

More than half of the revenues from our business service clients are derived from contracts in which the clients partially or fully subsidize our food service operations for the benefit of their employees. The length of contracts that we enter into with clients varies. Business, campus and healthcare support services are generally provided under contracts of indefinite duration, which may be subject to termination on short notice by either party without cause. Contracts in other businesses generally are for fixed terms, some of which may be well in excess of one year. Client contracts for sports, entertainment and recreational services typically require capital investments, but have correspondingly longer and fixed terms, usually from five to fifteen years.

When we enter into new contracts, or extend or renew existing contracts, particularly those for stadiums, arenas, convention centers and other sports, entertainment and recreational facilities, we are sometimes contractually required to make some form of up-front or future capital investment to help finance facility improvement construction or renovation. Contractually required capital expenditures typically take the form of investment in leasehold improvements, food service equipment and/or grants to clients. At the end of the contract term or its earlier termination, assets such as equipment and leasehold improvements typically become the property of the client, but generally the client must reimburse us for any undepreciated or unamortized capital expenditures.

Contracts within the food and support services group are generally obtained and renewed either through a competitive process or on a negotiated basis. We selectively bid on contracts to provide services at facilities within the private and public sectors with contracts in the public sector frequently being awarded on a competitive bid basis under the requirements of applicable law. Contracts for food services with school districts and correctional clients are typically awarded through a formal bid process. Contracts in the private sector may be entered into on a less formal basis, but we and other companies will compete in the process leading up to the contract.

Competition

There is significant competition in the food and support services business from local, regional, national and international companies, as well as from businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities. These institutions may decide to operate their own services following the expiration or termination of contracts with us or with our competitors. In our U.S. Food and Support Services business, our major external competitors include other multi-regional food service providers, such as Compass Group plc, Delaware North Companies Inc., Fine Host Corporation, Sodexho Alliance SA and Volume Services America, Inc. Internationally, our major food service and support service competitors in the outsourced market include Compass Group plc, Elior SA, International Service System A/S, Pedus Service and Sodexho Alliance SA. We also face competition from many regional and local service providers, some of which are well-established within a specific region or country.

While the markets in which we operate continue to be highly fragmented, in recent years the contract food service industry has experienced consolidation and multi-national expansion.

We believe that the principal competitive factors in our business include:

•	quality and breadth of services and management talent;

•	service innovation;

•	reputation within the industry;

•	pricing; and

•	the ability to make capital investments.

We believe that the breadth and creativity of our food and support services capabilities are competitive strengths, enabling us to meet the needs of clients seeking a single provider of multiple services. We also believe that our entrepreneurial stockholder/managers enhance these strengths by driving service innovations to improve the quality and consistency of our services. These factors lead to a level of customer satisfaction that fosters a reputation for excellence in the industry. We further believe that our scale and strong operating infrastructure are competitive strengths.

Seasonality

Our sales and operating results have varied, and are expected to continue to vary, from quarter to quarter as a result of different factors. Within our United States Food and Support Services segment, historically there has been a lower level of activity during the first and second fiscal quarters in the generally higher margin sports, entertainment and recreational services. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased provision of campus and school support services. Conversely, historically there has been a significant increase in the provision of sports, entertainment and recreational services during the third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools. Similar, but less pronounced seasonal factors, affect our International Food and Support Services segment.

Uniform and Career Apparel

Overview

Our Uniform and Career Apparel Group provides uniforms, career and image apparel, equipment, work clothes and accessories to meet the needs of clients in a wide range of industries in the United States, including manufacturing, transportation, construction, restaurants and hotels, public safety and healthcare industries and many others. We supply garments, other textile and paper products, public safety equipment and other accessories through rental and direct purchase programs to businesses, government agencies and individuals.

Customers use our uniforms to meet a variety of needs, including:

•
establishing corporate identity and brand awareness—uniforms help identify employees working for a particular company or department and promote a company’s brand identity. Uniformed employees are perceived as trained, competent and dependable, and uniforms provide a professional image of employees by enhancing the public appearance of those employees and their company;

•	protecting workers—uniforms help protect workers from difficult environments such as heavy soils, heat, flame or chemicals;

•	protecting products—uniforms help protect products against contamination in the food, pharmaceutical, electronics and health care industries; and

•	retaining employees—uniforms enhance worker morale and help promote teamwork.

Uniform and Career Apparel—Rental Segment

Our Uniform and Career Apparel—Rental segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent or lease uniforms, career and image apparel, work clothing, outerwear, particulate-free garments and additional textile and related products to businesses in a wide range of industries throughout the United States. Our uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear. We also offer non-garment items and related services, including industrial towels, floor mats, mops, linen products, as well as paper products and safety products. Our uniform business is the second largest in the United States, generating $1 billion in sales, or 11% of our total fiscal 2002 sales.

The outsourcing of career apparel needs through a uniform rental program offers customers advantages over ownership. Renting eliminates investment in uniforms and the related costs associated with employee turnover, offers flexibility in styles, colors and quantities as customer requirements change, assures consistent professional cleaning, finishing, repair and replacement of items in use and decreases expense and management time necessary to administer a uniform program. Centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garments and garment services than customers could be by themselves.

Customers and Services

Our Uniform and Career Apparel—Rental segment serves businesses of all sizes in many different industries. We have a diverse customer base, serving more than 300,000 customer locations in 39 states from over 200 service location and distribution centers nationwide. We offer a range of garment rental service options, from full-service rental programs in which we clean and service garments and replace uniforms as needed, to lease programs in which garments are cleaned and maintained by individual employees. We also clean and service customer-owned uniforms.

As part of our full service rental business, we design and choose fabrics, styles and colors specific to a customer’s needs. We stock a broad product line of uniforms and career apparel. We typically visit our customers’ sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement as necessary. Under our leasing program, we provide the customer with rental garments which are cleaned either by the customer or individual employees. This program is ideal for customers operating in low soil environments. This program also benefits clients by reducing their capital investment in garments. We administer and manage the program, and repair and replace garments as necessary.

Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for customers with contamination-free operations in the technology, food, healthcare and pharmaceutical industries. We provide reusable and disposable garment programs and were the first national cleanroom garment provider to have ISO-9002 certification at all of our cleanrooms.

Operations

We operate our uniform rental business as a hub-and-spoke network of plants and depots in strategic locations. This network is comprised of 71 laundry plants and 132 satellite plants and depots supporting approximately 2,700 pick-up and delivery routes. We operate a fleet of approximately 4,300 service vehicles that pick up and deliver uniforms for cleaning and maintenance.

We operate a fabric cutting facility in Georgia and sewing plants in Puerto Rico and Mexico, which satisfy a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from several domestic suppliers and, to a limited extent, from non-domestic suppliers. The loss of any one vendor would not have a significant impact on us.

Sales and Marketing

We locate our plants and depots in areas characterized by expanding industries and economic growth. We employ trained sales representatives whose sole function is to sell our services to potential customers and develop new accounts through the use of an extensive, proprietary database of pre-screened and qualified business prospects. Our customer service representatives and district managers are active salespersons as well. We build our brand identity through local advertising, promotional initiatives and through our distinctive service vehicles. Our customers frequently come to us through client referrals, either from our uniform rental business or from our other service sectors. Our customer service representatives generally interact on a weekly basis with their clients, while our support personnel are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees and other customer service needs.

In connection with the provision of our services, we have developed or acquired long-standing brand name recognition through our ApparelOne®, WearGuard® and Crest® uniform programs. Our ApparelOne program assists customers in meeting their specific needs by offering quality and brand name products through a combination of rental, lease or purchase options. We customize the program on an individual client basis to offer a single catalog and/or website specifically tailored to the client’s needs.

Types of Contracts

We typically serve our rental customers pursuant to written service contracts for an initial term of three to five years. While customers are not required to make an up-front investment for their uniforms, in the case of non-standard uniforms and certain specialty products or programs, customers do agree to reimburse us for our costs if they terminate their agreement before completion of the current service term.

Competition

Although there is a continuing trend towards consolidation in the United States, the rental markets we serve are highly fragmented, and competition varies from location to location. Much of the competition consists of smaller local and regional firms; however, our major competitors include Cintas Corporation, G&K Services, Inc. and Unifirst Corporation. We believe that the primary competitive factors that affect our operations, in order of importance, are quality, service, design consistency of product, garment cost and distribution capability, particularly for large multi-location customers, and price. We believe that our ability to compete effectively is enhanced by the quality and breadth of our product line.

Uniform and Career Apparel—Direct Marketing Segment

Our Uniform and Career Apparel—Direct Marketing segment designs, sells and distributes personalized uniforms, rugged work clothing, outerwear, business casual apparel and footwear, public safety equipment and accessories through mail order catalogs, websites, telemarketing and field sales representatives. In fiscal 2002, this segment generated $435 million in sales, or 5% of our total company sales, substantially all in the United States. Teamed with our rental business, our direct marketing enables us to provide a total uniform solution to our clients.

Customers and Services

WearGuard-Crest.    We are a leading national distributor of distinctive image apparel, which includes uniforms and work clothing, to workers in a wide variety of industries including construction, utilities, repair and maintenance services, restaurant and hospitality and healthcare. Through our two operations, we are able to deliver expanded services to customers through catalog, web and telemarketing sectors.

•
WearGuard. With its recognized brand name, WearGuard is one of America’s largest direct mail and telemarketing retailers of work clothes, serving personalized work clothing needs for almost 50 years. WearGuard designs and embroiders personalized uniforms and logos for customers through an extensive computer assisted design center and distributes work clothing, outerwear, business casual apparel and footwear throughout the United States. Our customer service function is further supported by our management information systems, which provide our personnel with access to information on the status of customers’ orders, inventory availability and shipping information, as well as information regarding customers’ individual employees, including names, sizes, uniform styles and colors.

•	Crest. Crest is a leading designer and distributor of uniform apparel programs to the restaurant, hotel and healthcare industries. Crest is a leading supplier to the quick service restaurant industry.

Galls.    Galls is the country’s largest mail order supplier of uniforms and equipment to public safety professionals. This business caters to the special needs of people involved in public safety, fire fighting, federal military and emergency medical services. Galls markets uniforms, equipment and accessories under the Galls®, DynaMed® and other well-known brand names to over one million individuals, as well as to public safety departments and private safety agencies.

Operations

We conduct our direct marketing activities principally from our facilities in Norwell, Massachusetts, Roanoke, Virginia and Lexington, Kentucky. Customer orders are filled by our warehouse personnel and generally shipped directly to customers within one business day. None of our customers represents individually a material portion of our sales. We manufacture a significant portion of our uniform requirements and offer a variety of customized personalization options such as embroidery and logos. We also purchase uniforms and other products from a number of domestic and international suppliers.

Sales and Marketing

Our direct marketing operations distribute approximately 25 million catalogs annually to approximately ten million existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from customer lists developed by WearGuard and Galls as well as those purchased or rented from other organizations. Our in-bound and out-bound telemarketing operations are staffed by approximately 580 trained professionals. We also sell across the Internet at www.wearguard.com and www.galls.com.

Types of Contracts

Because the bulk of our customers purchase on a recurring basis, our backlog of orders at any given time consists principally of orders in the process of being filled. With the exception of certain governmental bid business, most of our direct marketing business is conducted under invoice arrangement with repeat customers.

Competition

The direct sales markets we serve are highly fragmented. We believe that the primary competitive factors that affect our direct marketing operations are quality, service, design consistency of products, distribution and price. There are other companies in the uniform, work clothing or public safety direct marketing business that have financial resources comparable to ours. Much of the competition consists of smaller local and regional companies and numerous retailers, including some large chain apparel retailers, as well as numerous catalog sales sources.

Seasonality

Due to a number of factors, primarily related to the weather in the northern tier of the United States and the Thanksgiving-Christmas holiday period, there historically has been a seasonal increase in the sales of directly marketed work clothing during our first fiscal quarter.

Educational Resources

We are the second largest provider of for-profit childcare services in the United States, operating community-based and employer on-site childcare centers and elementary schools and before and after school programs on the premises of elementary schools. Since 1980 we have served the childcare and early education markets, providing education to children between the ages of six weeks and 12 years. Our Educational Resources segment employs approximately 15,000 individuals across 31 states and the District of Columbia, serving more than 95,000 children at more than 1,100 locations. In fiscal 2002, our Educational Resources segment generated $456 million in sales, or 5% of our total sales.

Customers and Services

Our Educational Resources segment provides parents with a comprehensive set of educational choices: early care and education, work/life partnerships and school partnerships. We also operate eight private elementary schools in five states under the Meritor Academy and Warren Walker brand names.

Early Care and Education.    Branded under the name Children’s World, our early care and education business serves approximately 70,000 children at 597 centers. We seek to differentiate ourselves from our competitors by focusing on enriched educational content, particularly when compared with the standard childcare option offered by local providers.

Our typical Children’s World center is configured for 100 to 180 children, contains five to seven classrooms and a full-service kitchen and outdoor play area. Generally, our customers have had a previous childcare experience and choose center-based care within a two-to-five mile radius of their homes in order to provide their children with educational preparation, socialization and safety.

We believe that a significant percentage of new business is the result of direct referrals from existing customers. In addition to marketing directly to families, we also seek to enter into preferred customer agreements with particular employers, which provide a discount for their employees.

Work/Life Partnerships.    Our work/life partnerships business offers a variety of childcare services to employers at 27 employer-based sites, and corporate relationships are offered at our community locations under the brand name ARAMARK Work/Life Partnerships.

School Partnerships.    Our school partnerships business provides before and after-school enrichment programs, pre-school programs, such as pre-math, pre-reading and early science, kindergarten enrichment and summer camps at 538 sites under the brand name Medallion. These services are usually provided on-site at elementary schools.

Competition

The childcare and early educational services market is highly fragmented and competitive. We believe the significant competitive factors for educational services include quality of care, reputation, location, physical appearance of facilities, types of programs offered and price. We face significant competition from local nursery schools and childcare centers, including church-affiliated and other non-profit centers, such as the YMCA; other for-profit, center-based childcare providers; providers of childcare services operating out of homes; in-home care provided primarily by nannies and relatives; and preschool, kindergarten and before and after school programs provided by public schools, as well as state or locally operated preschools. There are also several national, such as KinderCare Learning Centers and La Petite Academy, or regional for-profit companies with sizeable numbers of centers and similar economies of scale in curriculum development, marketing and site development.

Seasonality

Operations of our Educational Resources segment typically follow a seasonal cycle linked to the elementary school calendar and holiday periods. New enrollments are highest in the mid-August to mid-September period, coinciding with the start of the school year. Enrollment typically builds throughout the school year, reaching a peak in April or May. Enrollment in the summer months is generally lower as parents choose from a greater number of summer camp and other childcare options.

Employees of ARAMARK

As of October 25, 2002, we had a total of approximately 200,000 employees, consisting of approximately 125,000 full-time and approximately 75,000 part-time employees in our five business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth quarter. The approximate number of employees by segment is as follows: Food and Support Services—United States: 135,000; Food and Support Services—International: 35,000; Uniform and Career Apparel—Rental: 13,000; Uniform and Career Apparel—Direct Marketing: 2,200; and Educational Resources: 14,600. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 33,800 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Governmental Regulation

We are subject to various governmental regulations, such as environmental, employment and health and safety. In addition, our facilities and products are subject to periodic inspection by federal, state, and local authorities. We have installed, and periodically update, various internal controls and procedures designed to maintain a high level of compliance with these regulations. Our compliance programs are subject to additions to or changes in federal or state legislation, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state governmental agencies have conducted audits of our billing practices as part of routine investigations of providers of services under governmental contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we could be subject to civil remedies, including fines and injunctions, as well as potential criminal sanctions.

Food and Support Services Segments

Our operations are subject to various governmental regulations, such as those governing:

•	the service of food and alcoholic beverages;

•	minimum wage and employment;

•	governmentally funded entitlement programs;

•	environmental protection; and

•	human health and safety.

While there are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, and the cleanliness of the kitchen and the hygiene of its personnel, these regulations are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance at all times with all applicable laws and regulations. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

In addition, various federal and state agencies impose nutritional guidelines and other requirements on us at certain of the education and corrections facilities we serve. There can be no assurance that federal or state legislation, or changes in regulatory implementation or interpretation of government regulations, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Since we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the states in which we hold a liquor license. As of September 27, 2002, we and our subsidiaries held liquor licenses in 39 states.

Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Under most of our contracts we are liable to our clients for damages resulting from a suspension of our liquor license for the relevant facility. In most instances, the loss of our liquor license at a facility constitutes a default that may result in termination of the contract for the affected facility.

Our service of alcoholic beverages must also comply with applicable state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. We sponsor regular training programs to minimize the likelihood of such a situation although we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

Uniform and Career Apparel Segments

Our uniform rental segment is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent wastewater and other residues through publicly operated treatment works or similar government bodies and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. In the past, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to rectify the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits.

We do not anticipate any material capital expenditures for environmental remediation that would have a material effect on our financial condition, and we are not aware of any material non-compliance with environmental laws.

Educational Resources Segment

Center Licensing Requirements.    Our childcare centers are subject to numerous state and local regulations and licensing requirements which generally cover the fitness and adequacy of buildings and equipment, the ratio of staff personnel to enrolled children, staff training, record keeping, the dietary program, the curriculum and compliance with health and safety standards. Some changes, such as increasing the ratio of staff to enrolled children, can result in significantly increased costs to operate our business. If one of our centers fails to comply with applicable regulations, that center could be subject to state sanctions. These sanctions may include fines, corrective orders, placement on probation or, in more serious cases, suspension or revocation of the center’s license to operate or all of our centers’ licenses to operate in that state. Changes in the regulatory frameworks within which we operate may cause us to incur substantial costs in order to comply.

Childcare Tax Incentives.    Tax incentives for childcare programs potentially can benefit us. Section 21 of the Internal Revenue Code of 1986 provides a federal income tax credit ranging from 20% to 30% of specified childcare expenses. For eligible taxpayers with one child, a credit can be claimed on a maximum of $2,400 of eligible expenses. For eligible taxpayers with two or more children, a credit can be claimed on a maximum of $4,800 of eligible expenses. The fees paid to us by eligible taxpayers for childcare services qualify for these tax credits, subject to the limitations of Section 21 of the Code. However, these tax incentives are subject to change.

Childcare Assistance Programs.    During fiscal 2002, approximately 18% of this segment’s sales were generated from federal and state childcare assistance programs, primarily the Childcare and Development Block Grant, Social Services Block Grant and Child and Adult Food Program. These programs are designed to assist low-income families with childcare expenses and are administered through various state agencies. Although additional funding for childcare may be available for low-income families as part of welfare reform, there is no assurance that we will benefit from any such additional funding.

Intellectual Property

We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business as we currently conduct it. Other than the ARAMARK brand, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the Securities and Exchange Commission’s web site at http://www.sec.gov. You may also read and copy any document we file at the Securities and Exchange Commission’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.aramark.com. We make available free of charge on www.aramark.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

ARAMARK Corporation
1101 Market Street
Philadelphia, PA 19107
Attention: Investor Relations
Telephone: (215) 238-3361

Item 2.    Properties

Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is comprised primarily of educational and childcare facilities, of which a significant number are held under long-term operating leases. As of September 27, 2002, we operated approximately 632 facilities in our educational resources segment. Of these, 481 are leased, 125 are owned and 26 are managed for third parties. Some leases provide for contingent rent if the center’s operating revenue exceeds a specified base level. Generally, the leases provide for renewal options under the same terms and conditions. We believe that if we were unable to renew the lease on any of these facilities, other suitable facilities would be available to meet our needs. As of September 27, 2002, we operated approximately 200 facilities in our uniform and career apparel segments. Of these, approximately half are leased and approximately half are owned. We also maintain other real estate and leasehold improvements, which we use in the uniform and career apparel and food and support services segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings

We are presently engaged in discussions with the U.S. government towards a civil settlement and resolution of a grand jury investigation in Illinois involving our school support services business. The investigation has been conducted by the United States Attorneys’ Offices in the Southern District of Illinois, with assistance from the United States Department of Agriculture’s Office of Inspector General. The investigation relates to whether certain pricing practices in connection with the management services provided by us to public school food service programs are consistent with United States Department of Agriculture regulations. A grand jury subpoena was also issued out of the Eastern District of Missouri. As of November 15, 2002, we are negotiating a settlement of certain of the matters raised in the Illinois investigation and we do not believe that the settlement currently being discussed will have a material adverse effect on us. During these negotiations, all investigative activities have been stayed. With respect to any matters that will not be resolved by the settlement, we believe that our interpretation of the applicable government regulations is correct and if any claims were to be pursued, we would vigorously pursue our defenses. However, we can give no assurance that the outcome of any such claim would not have a material adverse effect on us. On October 4, 2000, a civil complaint alleging breach of contract, common law fraud and common law civil conspiracy was filed on behalf of the East St. Louis School District. The suit was dismissed on motion, but then refiled to seek the certification of a class action for restitution to all school districts served by us of the value of federally donated commodities. Discovery is in its early stages. We are vigorously defending ourselves against these claims. Although there have been some settlement discussions suggesting a settlement in an amount that would not have a material adverse effect upon us, we can give no assurance that such settlement will occur, or that if it is not settled, the outcome of any such claim would not have a material adverse effect upon us. Our uniform rental segment is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state and local authorities regarding allegations of violations of environmental laws at operations relating to our uniform rental segment or to businesses conducted by our predecessors, the aggregate amount of which and related remediation costs should not have a material adverse effect on our financial condition or results of operations. In addition, a subsidiary of ARAMARK, as a result of activities of acquired businesses prior to their acquisition by us, was identified as a potentially responsible party, along with numerous other parties, for cleanup of a Superfund site in Monterey Park, California. In June 2002, the subsidiary paid approximately $1.2 million to fully settle its portion of the matter pursuant to a consent decree entered into with the Environmental Protection Agency, State of California and other potentially responsible parties in September 2001.

From time to time, we are a party to various legal actions involving claims incidental to the normal conduct of our business, including actions by clients, customers and employees, but we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 2002.

Directors and Executive Officers of the Company

Directors

The following table presents the names and positions of our directors, their ages as of September 27, 2002 and the length of time they have been directors:

Name	Age	Position	Since
Joseph Neubauer	60	Chairman and Chief Executive Officer (2)(3)	1979
Lawrence T. Babbio, Jr.	57	Director (2)(3)(4)	1999
Patricia C. Barron	59	Director (1)	1997
Robert J. Callander	71	Director (1)(2)(4)	1986
Leonard S. Coleman, Jr.	53	Director (1)	2000
Ronald R. Davenport	66	Director (1)(4)(5)	1980
Thomas H. Kean	67	Director (3)(4)	1994
James E. Ksansnak	62	Director (3)	1997
James E. Preston	69	Director (2)(3)(4)(5)	1993
Karl M. von der Heyden	66	Director(1)(3)	2001

The numbers following the positions held by the directors indicate membership in the following board committees at September 27, 2002:

(1)	Audit and Corporate Practices
(2)	Executive
(3)	Finance
(4)	Human Resources, Compensation and Public Affairs
(5)	Stock

Joseph Neubauer has been our chief executive officer since February 1983 and our chairman since April 1984. He was our president from February 1983 to May 1997. He is a director of Verizon Communications Inc., formerly Bell Atlantic Corporation, CIGNA Corporation, Federated Department Stores, Inc. and Wachovia Corporation.

Lawrence T. Babbio, Jr. has been vice-chairman and president of Verizon Communications Inc., formerly Bell Atlantic Corporation, since July 2000. He was president and chief operating officer of Verizon from December 1998 until July 2000. He was president and chief executive officer of Verizon’s Network Group and chairman of Verizon’s Global Wireless Group from August 1997 until December 1998. From January 1995 to August 1997 he was vice chairman of Verizon Communications and prior to that was executive vice president and chief operating officer of Verizon. He is a director of Hewlett-Packard Company.

Patricia C. Barron has been clinical associate professor at the Leonard N. Stern School of Business of New York University since September 1999 and prior to that was an executive-in-residence and senior fellow. She was vice president of Business Operations Support of Xerox Corporation from April 1997 to July 1998. From 1995 to 1997, she was president of Engineering Systems of Xerox Corporation and from 1992 to 1994, was president of Office Document Products of Xerox Corporation. She is a director of Quaker Chemical Corporation, Teleflex Corporation, Ultralife Batteries, Inc. and United Services Automobile Association.

Robert J. Callander was executive-in-residence at the Business School of Columbia University from 1992 to June 2000. He was president of Chemical Bank and Chemical Banking Corporation from August 1990 to June 1992. He is a director of Scudder Global High Income Fund Inc., Scudder New Asia Fund Inc., The Korea Fund Inc. and The Brazil Fund Inc.

Leonard S. Coleman, Jr. has been senior advisor, Major League Baseball since November 1999. From September 2001 to October 2002, he was the chairman of Arena Co. He was president, The National League of Professional Baseball Clubs from 1994 to 1999. He is a director of Cendant Corporation, Churchill Downs Incorporated, H.J. Heinz Company, New Jersey Resources Corporation, Omnicom Group, Inc., Owens Corning, Radio Unica Communications Corp. and Electronic Arts, Inc.

Ronald R. Davenport has been the chairman of Sheridan Broadcasting Corporation since 1972. He is a director of Mellon Private Asset Management.

Former Governor Thomas H. Kean was the Governor of the State of New Jersey from 1982 until 1990. He has been the president of Drew University since 1990. He is a director of Amerada Hess Corporation, CIT Group Inc., Fiduciary Trust Company International, The Pepsi Bottling Group, Inc. and United HealthCare Corporation.

James E. Ksansnak was our vice chairman from May 1997 until February 2001. From February 1991 to May 1997, he was our executive vice president; from May 1986 to February 1991, he was our senior vice president; and from May 1986 to May 1997, he was our chief financial officer. He is a director of CSS Industries, Inc.

James E. Preston was the chairman of Avon Products, Inc. from January 1989 to May 1999 and president and chief executive officer from September 1988 until June 1998. He is a director of Reader’s Digest Association and Foot Locker, Inc.

Karl M. von der Heyden was the vice chairman of PepsiCo, Inc. from February 1998 until February 2001 and vice chairman and chief financial officer from September 1996 to February 1998. Between December 1993 and August 1994 he was president and chief executive officer of Metallgesellschaft Corp. In May 1993, he retired as co-chairman and chief executive officer of RJR Nabisco Inc. He is a director of AstraZeneca PLC and Federated Departments Stores, Inc.

Executive Officers

The following table presents the names and positions of our executive officers, their ages as of September 27, 2002 and the length of time they have been officers:

Name	Age	Position	Officer Since
Joseph Neubauer	60	Chairman and Chief Executive Officer	1979
William Leonard	54	President and Chief Operating Officer	1992
Bart J. Colli	54	Executive Vice President, General Counsel and Secretary	2000
Brian G. Mulvaney	46	Executive Vice President, Human Resources and Public Affairs	1993
L. Frederick Sutherland	50	Executive Vice President and Chief Financial Officer	1983
John J. Zillmer	47	Executive Vice President	2000
Barbara A. Austell	49	Senior Vice President, Finance and Treasurer	1996
John M. Lafferty	58	Senior Vice President, Controller and Chief Accounting Officer	2000

Joseph Neubauer has been our chief executive officer since February 1983 and our chairman since April 1984. He was our president from February 1983 to May 1997.

William Leonard has been our president and chief operating officer since May 1997. He was our executive vice president from May 1992 until May 1997. From May 1993 to May 1997, Mr. Leonard also served as president of our Global Food and Support Services division. He was president of our Uniform Services division from March 1992 to May 1993 and president of ARATEX from 1984 to March 1992.

Bart J. Colli joined us in February 2000 as general counsel and was elected as our executive vice president and secretary in March 2000. Prior to joining us, he was a partner with McCarter & English LLP since 1985.

Brian G. Mulvaney has been our executive vice president of Human Resources and Public Affairs since August 1998. From August 1996 to August 1998, he was our executive vice president of Human Resources. He was our senior vice president of Human Resources from February 1995 to August 1996 and our vice president of Human Resources from February 1993 to February 1995.

L. Frederick Sutherland became our chief financial officer in May 1997. He has served as our executive vice president since May 1993. From May 1993 to May 1997, he also served as president of our Uniform Services division and from February 1991 to May 1993, he served as our senior vice president of Finance and Corporate Development. Mr. Sutherland served as our treasurer from February 1984 to February 1991.

John J. Zillmer was elected our executive vice president in May 2000. He was president of our Food and Support Services International division from August 1999 to May 2000 and president of our Business Services division from May 1995 to August 1999. He became president of our Food and Support Services division in May 2000.

Barbara A. Austell was elected as our senior vice president and treasurer in August 1996. Prior to joining us in July 1996, she was a managing director of J.P. Morgan & Co.

John M. Lafferty joined us and was elected as our senior vice president and appointed controller and chief accounting officer in August 2000. Prior to joining us, he retired as a partner with Arthur Andersen LLP, where he had been a partner since 1977.

Our executive officers are elected annually by the board of directors and serve at its discretion or until their successors are duly elected and qualified.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of October 25, 2002, there were approximately 570 record holders of Class B common stock of the Company. There were approximately 3,600 record holders of the Class A common stock of the Company.

The Company has not paid a cash dividend during the last two fiscal years. From time to time, the Board of Directors may consider paying cash dividends in the future, based upon the Company’s circumstances at that time.

The Company’s Class B common stock has been listed on the New York Stock Exchange under the symbol “RMK” since it began trading on December 11, 2001. The following table sets forth, on a per share basis for the periods presented, the range of high and low sales prices of the Company’s Class B common stock.

Quarter Ended	High Price	Low Price
December 28, 2001	$27.75	$24.90
March 29, 2002	$27.75	$24.70
June 28, 2002	$28.30	$24.00
September 27, 2002	$24.86	$18.50

The Public Offering and Stock Buyback

On December 14, 2001, the Company completed an initial public offering of 34,500,000 shares of its Class B common stock at a price of $23.00 per share, raising approximately $742.9 million, net of issuance costs. Just prior to the completion of the initial public offering, old ARAMARK Corporation merged with its wholly owned subsidiary, ARAMARK Worldwide Corporation. Each outstanding ARAMARK old Class B and old Class A common share was exchanged for two shares and twenty shares, respectively, of the surviving corporation’s Class A common stock and had the effect of a two-for-one stock split. ARAMARK Worldwide’s name was changed to ARAMARK Corporation, and it succeeded to all the assets, liabilities, rights and obligations of old ARAMARK.

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

Certain portions of Item 5 are incorporated by reference to the information set forth under the caption “Other Information—Compensation Plans” in our Proxy Statement for our 2003 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A.

Item 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Risk Factors, each included elsewhere herein.

	ARAMARK Corporation and Subsidiaries
	Fiscal Year Ended on or near September 30
	1998(1)		1999		2000		2001(3)		2002(2)(3)
	(in millions, except per share amounts and ratios)
Income Statement Data:
Sales	$6,638.9		$6,742.3		$7,262.9		$7,788.7		$8,769.8
Operating income (2) (4)	333.1		375.2		419.6		439.5		560.3
Interest and other financing costs, net	124.8		135.8		147.8		153.3		136.7
Net income (4)	129.2		150.2		168.0		176.5		269.9
Earnings per share (4) (5):
Basic	$0.57		$0.80		$0.94		$1.03		$1.42
Diluted	$0.53		$0.74		$0.88		$0.97		$1.34
Ratio of earnings to fixed charges (4) (6)	2.3	x	2.2	x	2.3	x	2.3	x	3.1	x

Balance sheet data (at period end):
Total assets	$2,741.3		$2,870.5		$3,199.4		$3,216.4		$4,259.3
Long-term borrowings	1,705.0		1,609.7		1,777.7		1,635.9		1,835.7
Common stock subject to potential repurchase (7)	20.0		20.0		20.0		20.0		—
Shareholders’ equity (deficit) (8)	(78.9)		126.6		111.5		246.9		858.2

Other Financial Data:
EBITDA (2) (9)	$528.9		$568.9		$640.4		$679.7		$815.4

Net cash provided by operating activities	276.7		293.2		407.1		496.9		631.0
Net cash used in investing activities	(189.6)		(216.2)		(483.6)		(279.2)		(1,059.4)
Net cash provided by (used in) financing activities	(93.8)		(69.9)		73.4		(217.5)		435.5

(1)
Reclassified to eliminate $4.5 million extraordinary charge, in accordance with Statement of Financial Accounting Standards (SFAS) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

(2)
During fiscal 2002, the Company recorded a pre-tax net gain of $43.7 million, consisting of a gain ($7.4 million) on the sale of a residual interest in a previously divested business, charges ($1.6 million) incurred in connection with initiating a shareholder stock sale program and a gain ($37.9 million) on the sale of the Company’s interests in the Boston Red Sox Baseball Club and a related entity which controls the rights to broadcast Red Sox games.

(3)
On November 30, 2001, ARAMARK completed the acquisition of the management services division of The ServiceMaster Company (ServiceMaster Management Services) for approximately $790 million in cash plus costs of the acquisition. The following pro forma results assume the acquisition had occurred at the beginning of the respective fiscal periods. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma adjustments do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results may have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

	Fiscal 2001	Fiscal 2002
Sales	$8,768.9	$8,931.3
Operating income (2)	498.1	568.4
Interest and other financing costs, net	207.0	142.2
Net income	179.1	271.4
Earnings per share:
Basic	$1.04	$1.43
Diluted	$0.99	$1.35
EBITDA (2)(9)	$774.9	$830.1

(4)
ARAMARK adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. The following table presents certain financial data for all periods prior to fiscal 2002 adjusted to exclude amortization of goodwill, and the related tax effects.

	Fiscal Year Ended on or near September 30,
	1998		1999		2000		2001
Operating income	$355.2		$396.4		$441.8		$464.9
Net income	$149.9		$169.7		$188.0		$198.5
Diluted earnings per share	$0.61		$0.84		$0.99		$1.09
Ratio of earnings to fixed charges	2.4	x	2.4	x	2.4	x	2.4	x

(5)	Earnings per share amounts for all years presented have been restated to reflect the merger exchange ratios, which had the effect of a two-for-one stock split.
(6)
For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals). Excluding the $43.7 million pre-tax net gain discussed in Note 2 above, the ratio of earnings to fixed charges for the fiscal year ended September 27, 2002 was 2.9x.

(7)
Reflects shares of ARAMARK’s common stock that prior to our corporate reorganization and public offering on December 14, 2001, may have been required to be repurchased under the ARAMARK stockholders’ agreement, subject to a limit on such repurchases in the ARAMARK senior revolving credit facility. In connection with the stockholder vote on the corporate reorganization, the stockholders’ agreement was terminated.

(8)
Fiscal 1998 shareholders’ equity (deficit) reflects the repurchase of approximately $530 million of the Company’s Class A common stock pursuant to a cash tender offer in June 1998. Shareholders’ equity, as of September 27, 2002, reflects the impact of the public offering and related transactions. See Note 7 to the consolidated financial statements.

(9)
EBITDA represents net income before interest, taxes, depreciation and amortization, a measurement used by management to measure operating performance. EBITDA is not a recognized term under generally accepted accounting principles and does not purport to be an alternative to operating income as an indicator of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies calculate EBITDA identically, this presentation of EBITDA may not be comparable to other similarly titled measures of other companies. Additionally, EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, debt service requirements or capital expenditure requirements.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended September 29, 2000, September 28, 2001 and September 27, 2002 should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note About Forward-Looking Statements and Business sections and elsewhere in this Annual Report.

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

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included herein. As described in such notes, the Company recognizes revenue in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Direct marketing segment revenues are recognized upon shipment.

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

There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on our historical experience and on various other estimates we believe to be reasonable. Certain of the more critical assumptions include -

Asset Impairment Determinations

•	The intended use of assets and the expected future cash flows resulting directly from such use.

•	Comparable market valuations of businesses similar to ARAMARK’s business segments.

•	Industry specific economic conditions.

•	Competitor activities and regulatory initiatives.

•	Client and customer preferences and behavior patterns.

Environmental Matters

•	Government regulations and enforcement activity.

•	Changes in remediation technology and practices.

•	Financial obligations and credit worthiness of other responsible parties and insurers.

Litigation and Claims

•	Interpretation of contractual rights and obligations.

•	Government regulatory initiatives, investigations, activities and interpretations of regulations.

Bad Debt Risk

•	Credit worthiness of specific customers and aging of customer balances.

•	General and specific industry economic conditions as well as industry concentrations.

•	Contractual rights and obligations.

Inventory Obsolescence

•	History of customer demand and sales within specific product categories.

•	Economic conditions within customer specific industries.

•	Style and product changes.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Results of Operations

The following tables present our sales and operating income, and the related percentages attributable to each operating segment for the fiscal years 2000, 2001 and 2002. As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of the beginning of fiscal 2002. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. The Company completed the transitional goodwill impairment tests required by SFAS No. 142, which did not result in an impairment charge. No goodwill amortization is reflected in the fiscal 2002 results shown below. To facilitate comparability, the As Adjusted fiscal 2001 amounts shown below have been adjusted to eliminate goodwill amortization from the fiscal 2001 as reported results. The following discussion of results compares fiscal 2002 operating results to the As Adjusted fiscal 2001 results, except as otherwise indicated. The discussion of fiscal 2001 results compared to those of fiscal 2000 covers the as reported results. As described in Note 2 to the consolidated financial statements, on November 30, 2001, ARAMARK acquired the management services business of The ServiceMaster Company.

	Fiscal
	2000		2001		2002
Sales by Segment	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services—United States	$4,396.3	61%	$4,782.1	61%	$5,674.5	65%
Food & Support Services—International	1,001.9	14	1,109.3	14	1,200.8	14
Uniform and Career Apparel—Rental	969.6	13	995.2	13	1,004.2	11
Uniform and Career Apparel—Direct Marketing	455.7	6	438.8	6	434.5	5
Educational Resources	439.4	6	463.3	6	455.8	5

	$7,262.9	100%	$7,788.7	100%	$8,769.8	100%

	Fiscal 2000			Fiscal 2001			Fiscal 2002
	As Reported		As Reported		As Adjusted		As Reported
Operating Income by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services—United States	$244.5	58%	$264.7	60%	$275.5	59%	$326.7	58%
Food & Support Services—International	40.2	10	39.4	9	41.2	9	46.3	8
Uniform and Career Apparel—Rental	118.5	28	119.7	27	125.0	27	121.9	22
Uniform and Career Apparel—Direct Marketing	10.8	2	15.6	4	18.7	4	22.6	4
Educational Resources	32.3	8	25.4	6	28.5	6	29.2	5

	446.3	106	464.8	106	488.9	105	546.7	97
Corporate and Other	(26.7)	(6)	(25.3)	(6)	(24.0)	(5)	(30.1)	(5)
Other Income	0.0	0	0.0	0	0.0	0	43.7	8

	$419.6	100%	$439.5	100%	$464.9	100%	$560.3	100%

    Fiscal 2002 Compared to Fiscal 2001

Consolidated Overview

Sales for fiscal 2002 were $8.8 billion, an increase of 13% over fiscal 2001. Sales increased in the Food and Support Services segments, were about equal to the prior year in the Uniform and Career Apparel segments and declined slightly in the Educational Resources segment. Excluding the impact of acquisitions, primarily in the Food and Support Services segments, and the impact of foreign currency translation, sales increased 1% compared to the prior year. Operating income for fiscal 2002 was $560.3 million, an increase of 21% from prior year As Adjusted operating income. Fiscal 2002 operating income includes a $43.7 million net gain, resulting principally from the sale of our ownership interests in the Boston Red Sox entities and a residual investment in a previously divested business, which is presented as “Other income, net” (see Note 12 to the consolidated financial statements). Excluding other income, operating income increased 11% compared to the prior year. Further, excluding the impact of acquisitions and foreign currency translation, operating income was about equal to the prior year. The sales and operating income of certain of our businesses continued to be adversely affected by weak economic conditions throughout fiscal 2002, particularly lower levels of employment. Operating results for both fiscal 2002 and 2001 were adversely impacted by the effects of the September 11, 2001 terrorist attacks; however, on a consolidated basis, the year-over-year impact was not significant. Consolidated operating income margin was comparable between fiscal years.

Interest and other financing costs, net decreased 11% compared to the prior year due to lower interest rates, partially offset by increased average borrowing levels. The effective tax rate was 36.3% for both fiscal 2002 and fiscal 2001 As Adjusted.

Net income for fiscal 2002 was $269.9 compared to $176.5 million reported in fiscal 2001. Excluding “Other income,” fiscal 2002 net income was $239.1 million, increasing 35% over the reported amounts for the prior year period. On an As Adjusted basis, adjusting fiscal 2001 net income for the impact of the goodwill accounting change, fiscal 2002 net income increased 20%. Fiscal 2002 diluted earnings per share (excluding Other income) was $1.19 per share on a weighted average share count of approximately 201 million shares. Fiscal 2001 diluted earnings per share, adjusted for the goodwill accounting change, was $1.09 per share on a lower weighted average share count of approximately 181 million shares.

Segment Results

The following tables present a 2002/2001 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Fiscal		Change
	2001	2002	$	%
Sales by Segment	(dollars in millions)
Food & Support Services—United States	$4,782.1	$5,674.5	$892.4	19%
Food & Support Services—International	1,109.3	1,200.8	91.5	8
Uniform and Career Apparel—Rental	995.2	1,004.2	9.0	1
Uniform and Career Apparel—Direct Marketing	438.8	434.5	(4.3)	(1)
Educational Resources	463.3	455.8	(7.5)	(2)

	$7,788.7	$8,769.8	$981.1	13%

	Fiscal 2001		Fiscal 2002	Change vs. Reported		Change vs. As Adjusted
	As Reported	As Adjusted	As Reported	$	%	$	%
Operating Income by Segment	(dollars in millions)
Food & Support Services—United States	$264.7	$275.5	$326.7	$62.0	23%	$51.2	19%
Food & Support Services—International	39.4	41.2	46.3	6.9	18	5.1	12
Uniform and Career Apparel—Rental	119.7	125.0	121.9	2.2	2	(3.1)	(2)
Uniform and Career Apparel—Direct Marketing	15.6	18.7	22.6	7.0	45	3.9	21
Educational Resources	25.4	28.5	29.2	3.8	15	0.7	2
Corporate and Other	(25.3)	(24.0)	(30.1)	(4.8)	19	(6.1)	25

	439.5	464.9	516.6	77.1	18	51.7	11
Other Income	0.0	0.0	43.7	43.7		43.7	—

	$439.5	$464.9	$560.3	$120.8	27%	$95.4	21%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for fiscal 2002 increased 19% over the prior year due to acquisitions (approximately 17%; principally ServiceMaster Management Services) and net new accounts (approximately 2%). Sales in this segment were adversely impacted by the terrorist attacks of September 11th. Management estimates that had the September 11th terrorist attacks not occurred, total segment sales would have been approximately 1% higher than reported in both fiscal 2002 and fiscal 2001.

Sales growth in the Education Sector was in the high single digits, and the Other Sector (which includes correctional and healthcare clients), experienced sales growth in the low double-digits due primarily to new contracts and the fiscal 2001 acquisition of Correctional Foodservice Management. The Business Services Sector continued to be negatively affected by the weak economy, particularly weak employment levels. The September employment report, recently issued by the United States Department of Labor Bureau of Labor Statistics, shows total employment levels down from a year ago in the categories most important to this business sector. Fiscal 2002 sales in this sector, excluding acquisitions, declined about 7% from the prior year, with fourth quarter fiscal 2002 sales declining approximately 10% from the comparable prior year period. Sales in the Sports and Entertainment Sector decreased about 1% compared to the prior year. Attendance and spending levels within the convention and tourism businesses were soft throughout the year, and baseball attendance at our stadiums was down about 6% in the fourth quarter of fiscal 2002.

Segment operating income increased 19% compared to the prior year. Excluding the impact of acquisitions, operating income increased 2%. Fiscal 2001 segment results included a $5 million litigation related charge. Excluding this charge, operating income was approximately equal with the prior year. The profit performance in fiscal 2002 followed the sales growth trends described above, with the strong performance in the Education and Other Sectors offset by weakness in the Business and Sports and Entertainment Sectors. Fiscal 2002 and fiscal 2001 operating results were adversely impacted by the terrorist attacks of September 11th. Had the terrorist attacks not occurred, management estimates that segment operating income in fiscal 2002 and 2001 would have been higher by approximately 2% and 3%, respectively. For purposes of making these estimates, we have increased reported operating income for the estimated amount of income related to the affected operations, and excluded from the reported operating income the amount (approximately $3.2 million) of business interruption proceeds received in the third quarter of fiscal 2002.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment increased 8% compared to the prior year. Excluding the impact of foreign currency translation, sales increased 7% due to acquisitions (approximately 5%)

and net new business (approximately 2%). Sales growth in the United Kingdom was in the high single-digits, while sales in Germany and Canada were down slightly from the prior year, reflective of the continuing economic weakness in these countries.

Fiscal 2002 segment operating income increased 12%. Excluding the impact of acquisitions, foreign currency translation and a gain from an asset sale, segment operating income increased 7% compared to the prior year period. The United Kingdom and Germany achieved significant double-digit operating income growth. Germany was negatively impacted in the prior year period by the European outbreaks of mad cow and foot and mouth disease. Results in Canada were lower than the prior year due to sluggish economic conditions, similar to those in the United States.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel – Rental segment fiscal 2002 sales increased 1% compared to the prior year due principally to price increases. Sales growth in this segment continues to be significantly constrained by continued depressed employment levels, particularly in the manufacturing, automotive and airline sectors. Segment operating income decreased 2% compared to the prior year. Despite continuing cost control initiatives, the combination of limited net sales growth, together with higher sales costs and normal operating cost increases (particularly in the payroll and related benefit areas) reduced operating income from prior year levels.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales decreased 1% compared to the prior year. Excluding the impact of an acquisition, segment sales decreased 2% primarily due to lower volume in work clothing sales, partially offset by increased sales of safety products. The sluggish economic conditions continue to affect the level of customer orders in the work clothing sector. Segment operating income for fiscal 2002 increased 21% compared to the prior year due to lower product and other operating costs, partially offset by the impact of lower sales.

Educational Resources Segment

Fiscal 2002 sales in the Educational Resources segment decreased 2% compared to the prior year due to lower enrollment at existing centers (approximately 5%) and closed centers (approximately 4%), partially offset by increases due to pricing (approximately 4%) and new locations (approximately 3%). Segment operating profit increased 2% due to effective operating cost controls and a small gain in fiscal 2002 on the sale of three properties. We expect the difficult business conditions which affected fiscal 2002 operating results in this segment to continue in fiscal 2003. Reduced enrollments and cost increases, including insurance, will likely continue to depress fiscal 2003 operating results.

Corporate and Other

Corporate and other expenses, those administrative expenses not allocated to the business segments, were $30.1 million in fiscal 2002 compared to $24.0 million in fiscal 2001. The increase over the prior year was due principally to increased staff costs, higher FICA taxes due to stock option exercises and higher insurance premiums.

Outlook

As discussed above, the continuing weak economy has had an adverse impact on organic sales growth and operating results in our economically sensitive businesses. Looking forward to the next year we expect economic conditions to continue to be a challenge to growth through at least the first half of our fiscal 2003, with gradual improvement in the second half of the year, predicated on the economy improving, particularly employment levels.

During the fourth quarter of 2002, certain of the Company’s insurance coverages were renewed with significant premium increases. Premiums for the Company’s casualty and general liability coverage will be renegotiated during fiscal 2003, and it is currently expected that future insurance premiums will increase and certain coverages, such as terrorist acts coverage, will no longer be available or will be meaningfully reduced. Management is evaluating alternative insurance arrangements in response to these changes.

    Fiscal 2001 Compared to Fiscal 2000

Consolidated Overview

Sales for fiscal 2001 were $7.8 billion, an increase of 7% over fiscal 2000. Sales increases in the Food and Support Services segments, the Uniform and Career Apparel—Rental segment, and the Educational Resources segment were partially offset by a decline in sales in the Uniform and Career Apparel—Direct Marketing segment. Excluding the impact of acquisitions, primarily in the Food and Support Services segments, and the unfavorable impact of foreign currency translation, sales for fiscal 2001 increased 4% over the prior year. Further excluding the estimated effect on sales of the September 11th terrorist attacks, the increase would have been approximately 5%. Operating income of $439.5 million increased $19.9 million or 5% over the prior year. Excluding the impact of acquisitions and foreign currency translation, operating income increased 3%. Higher unemployment levels in the United States manufacturing and automotive sectors, along with increased energy costs, the general economic slowdown in the United States, a litigation related charge, and the terrorist attacks of September 11, 2001, have adversely impacted the fiscal 2001 results. As discussed below, the Company was directly and indirectly impacted by the terrorist attacks on September 11th (primarily in the Food and Support Services—United States segment). Had the terrorist attacks not occurred, management estimates that operating income, net income and diluted earnings per share would have been approximately 2%, 3% and 3% higher in fiscal 2001, respectively.

Interest and other financing costs, net for fiscal 2001 increased 4% compared to the prior year due to increased borrowing levels to fund acquisitions, stock repurchases and working capital requirements, partially offset by the impact of lower interest rates.

Segment Results

	Fiscal		Change
	2000	2001	$	%
	(dollars in millions)
Sales by Segment
Food and Support Services—United States	$4,396.3	$4,782.1	$385.8	8.8%
Food and Support Services—International	1,001.9	1,109.3	107.4	10.7
Uniform and Career Apparel—Rental	969.6	995.2	25.6	2.6
Uniform and Career Apparel—Direct Marketing	455.7	438.8	(16.9)	(3.7)
Educational Resources	439.4	463.3	23.9	5.4

Consolidated Sales	$7,262.9	$7,788.7	$525.8	7.2%

Food and Support Services—United States segment sales increased 9% over the prior year due to acquisitions, primarily the Ogden Entertainment, Inc. acquisition in the third quarter of fiscal 2000 (approximately 5%), net new accounts (approximately 2%) and increased volume (approximately 2%). Softness in employment levels, particularly in the manufacturing and automotive sectors, slowed growth in the business services and vending sectors, while sales growth was strong in the correctional and healthcare sectors. Sales in the sports and entertainment sector were also adversely impacted by the general economic slowdown and the terrorist attacks of September 11th. As a result of the events of September 11th, customer locations in and around the World Trade Center were either destroyed or closed and Major League Baseball and National Football League games scheduled for September were postponed until fiscal 2002. Had the terrorist attacks not occurred, management estimates that segment sales would have been approximately 1% higher. Sales in the Food and Support Services—International segment increased 11% over the prior year period. Excluding the unfavorable impact of foreign currency translation, sales increased 18% due to net new accounts (approximately 8%), increased volume (approximately 5%) and the impact of the Campbell Bewley acquisition (approximately 5%), with double-digit growth in the United Kingdom and European markets. Sales in the Uniform and Career Apparel—Rental segment increased 3% due to increased volume (approximately 2%) and pricing (approximately 1%). Sales growth in this sector has been constrained by softness in the manufacturing, automotive and airline sectors. Uniform and Career Apparel—Direct Marketing segment sales decreased 4% compared to the prior year due primarily to lower volume. The general softening of the economy and a decrease in business spending have adversely impacted 2001 sales in this segment. In fiscal 2000, sales to the safety equipment and accessories market were adversely impacted by the startup of a distribution facility. Educational Resources segment sales increased 5% over the prior year due primarily to pricing (approximately 3%) and new locations (approximately 6%), partially offset by lower enrollment at existing locations (approximately 4%).

	Fiscal		Change
	2000	2001	$	%
	(dollars in millions)
Operating Income by Segment
Food and Support Services—United States	$244.5	$264.7	$20.2	8.3%
Food and Support Services—International	40.2	39.4	(0.8)	(2.0)
Uniform and Career Apparel—Rental	118.5	119.7	1.2	1.0
Uniform and Career Apparel—Direct Marketing	10.8	15.6	4.8	44.4
Educational Resources	32.3	25.4	(6.9)	(21.4)
Corporate and Other	(26.7)	(25.3)	1.4	5.2

Consolidated Operating Income	$419.6	$439.5	$19.9	4.7%

Food and Support Services—United States segment operating income increased 8%. Excluding the impact of acquisitions, operating income increased 4% due to the sales increases noted above, partially offset by the impact of the September 11th events, a litigation related charge and startup costs on a large correctional services contract in the fourth quarter of fiscal 2001. Excluding the litigation charge and startup costs, reported segment operating income increased 12%. Additionally, had the terrorist attacks not occurred, management estimates that 2001 segment operating income would have been approximately 3% higher than reported. Reduced employment levels and generally soft economic conditions (including the September 11th impact) constrained profit growth, particularly in the second half of fiscal 2001. Operating income in the Food and Support Services—International segment decreased 2%. Excluding the unfavorable impact of foreign currency translation, acquisitions, and an asset sale gain in the prior year, segment operating income increased 14% over the prior year due to the sales increases noted above, partially offset by increased infrastructure and acquisition integration costs in the U.K. and increased food costs in Germany as a result of previous bovine spongiform encephalopathy (BSE), or so-called “mad cow disease,” and foot and mouth disease outbreaks in Europe. Uniform and Career Apparel—Rental segment operating income increased 1% over the prior year due to the sales increases noted above and the absence of garment manufacturing startup costs incurred in the prior year, partially offset by increased fuel, energy and other operating costs. The slowdown in the United States economy has constrained both volume and pricing growth, negatively impacting operating income, particularly in the last half of fiscal 2001. Operating income in the Uniform and Career Apparel—Direct Marketing segment increased 44% over the prior year due to reduced catalog, distribution and administrative expenses, partially offset by the impact of lower sales. Additionally, operating results in the segment were adversely impacted in the prior year by start up costs related to a distribution facility. Educational Resources segment operating income decreased 21%. Operating results in this segment continue to be adversely affected by reduced enrollment at mature centers and continuing high labor and employee medical costs.

Financial Condition and Liquidity

Reference to the consolidated statements of cash flows will facilitate understanding of the discussion that follows.

    Fiscal 2002

Cash provided by operating activities was $631 million in fiscal 2002 and $497 million in fiscal 2001. Excluding the sale of accounts receivable described below, cash provided by operating activities was $592 million and $356 million for the fiscal 2002 and 2001 periods, respectively. The increase in cash flow was due principally to the increase in net income and non-cash adjustments for depreciation, amortization and deferred income taxes, lower accounts receivable balances and the timing of payments related to accrued taxes, insurance and interest. Total debt increased by $205 million primarily due to the ServiceMaster Management Services and other acquisitions described below and the buyback and share repurchase programs, offset by the proceeds from our initial public stock offering in December 2001, and operating cash flow.

As discussed further in Note 2 to the consolidated financial statements, on November 30, 2001, the Company completed the acquisition of the management services division of The ServiceMaster Company (the ServiceMaster Management Services business) for approximately $800 million. The initial acquisition financing consisted of $200 million from the Company’s revolving credit facility and $600 million under a bridge financing facility with a group of banks. Approximately $350 million of the bridge facility was repaid with a portion of the proceeds from the initial public offering. The remaining balance of the bridge loan was repaid in April 2002 with a portion of the proceeds from the $300 million (7% due May 1, 2007) note offering discussed below.

As discussed further in Note 7 to the consolidated financial statements, on December 14, 2001, the Company completed an initial public offering (IPO) of 34.5 million shares of its Class B common stock at a price of $23.00 per share, raising approximately $743 million, net of issuance costs. The proceeds from the IPO were used to complete a tender offer for up to 10% of the outstanding Class A shares and to repay indebtedness under the bridge facility related to the ServiceMaster acquisition and the revolving credit facility. Specifically, on December 14, 2001, the Company purchased from its employee benefit plans approximately 3.3 million Class A shares for $75.4 million, and on January 25, 2002 the Company completed the tender offer for its Class A common stock and purchased 13.7 million shares for approximately $314 million.

Also, during fiscal 2002, pursuant to the ARAMARK Ownership Program, employees purchased approximately 7.5 million shares or $37.2 million of Class A common stock for $28.4 million cash plus $8.8 million of deferred payment obligations. No deferred payment obligation arrangements were entered into subsequent to July 30, 2002.

In April 2002, a subsidiary of the Company issued $300 million of 7% notes (the 7% Notes) which mature on May 1, 2007. The 7% Notes are fully and unconditionally guaranteed by the Company and will rank equally with all of the Company’s other unsecured senior indebtedness. The net proceeds of the offering (approximately $297.1 million) were used to repay the outstanding borrowings under the ServiceMaster acquisition bridge financing facility described above, with the remainder of the proceeds applied to loans under the senior revolving credit facility. Concurrent with the issuance of the 7% Notes, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are being accounted for as fair-value hedges in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors has approved the use of up to $200 million to repurchase shares of the Corporation’s common stock. Repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions, and may be discontinued at any time. As of September 27, 2002, the Company has repurchased approximately 3.2 million shares for $70.3 million. Additionally, the Company repurchased 1.5 million shares for approximately $39.8 million from the employee benefit plans to provide liquidity prior to the scheduled lapse of the IPO restrictions in June 2002.

In June 2002, the Company acquired the Harrison Conference Centers from Hilton Hotels Corporation for approximately $49 million in cash. In July 2002, the Company signed a definitive agreement to acquire Clinical Technology Services (CTS) from Premier, Inc. for approximately $100 million in cash. This acquisition was consummated on September 30, 2002. The Company also completed an acquisition in Canada of Travers Food Services, a remote camp business, for approximately $18 million. Additionally, in September 2002, ARAMARK and Mitsui & Company, Ltd. completed a tender offer to jointly purchase outstanding shares of AIM Services Co., Ltd. (AIM) of Japan, which increased each partners existing ownership interest in AIM to approximately 49%. The aggregate consideration paid by ARAMARK for this transaction was approximately $37 million in cash, which was funded through borrowings under the revolving credit facility.

In August 2002, a subsidiary of the Company issued $300 million of 6.375% notes (the 6.375% Notes) which mature on February 15, 2008. The 6.375% Notes are fully and unconditionally guaranteed by the Company and will rank equally with all of the Company’s other unsecured senior indebtedness. The net proceeds of the offering (approximately $297.1 million) were used principally to repay outstanding borrowings under the senior revolving credit facility. In connection with the issuance of the 6.375% Notes, in October 2002, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (6.375%)/pay variable (six month LIBOR). The swaps mature on February 15, 2008 and are being accounted for as fair-value hedges in accordance with the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.

At October 25, 2002, there was approximately $917 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions (including the recently announced proposed acquisition of Fine Host Corporation for approximately $100 million), capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of September 27, 2002, there was approximately $87.4 million outstanding in foreign currency borrowings.

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees. These obligations as of September 27, 2002 are summarized in the tables below.

	Total	Payments Due by Period
Contractual Obligations		Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$1,870,431	$38,659	$1,035,581	$779,291	$16,900
Capital lease obligations	5,136	1,195	2,252	1,116	573
Operating leases	806,082	216,251	209,684	130,684	249,463
Other long-term obligations *	120,301	97,805	22,496	—	—

	$2,801,950	$353,910	$1,270,013	$911,091	$266,936

*	Represents capital commitments in connection with several long-term concession contracts.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less than 1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$32,978	$15,981	$16,997	$—	$—
Guarantees	26,803	26,803	—	—	—

	$59,781	$42,784	$16,997	$—	$—

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. In June 2002, the Receivables Facility was amended to include certain of the ServiceMaster subsidiaries and to increase the size of the facility to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $183.9 million at September 27, 2002, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140.

The Company’s business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. ARAMARK may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which ARAMARK acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to the pre acquisition period. ARAMARK has $25 million of insurance coverage for such exposure with a $5.0 million retained loss limit.

New Accounting Pronouncements

The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt these standards no later than the beginning of fiscal 2003. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. Initial adoption of these pronouncements will not have a material effect on the Company’s financial statements.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor from civil litigation for forward-looking statements that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including any future terrorist attacks; increased operating costs; shortages of qualified personnel; currency risks and other risks associated with international markets; risks associated with acquisitions; our ability to integrate and derive the expected benefits from our recent acquisitions, including our acquisition of ServiceMaster Management Services; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; high leverage; claims relating to the provision of food services; costly compliance with governmental regulations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment and childcare service; seasonality; adverse publicity concerning incidents at childcare centers; and levels of enrollment in our education business.

Forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they are made. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Annual Report or that may be made in other filings with the Securities and Exchange Commission or elsewhere from time to time by, or on behalf of, us.

RISK FACTORS

General

Unfavorable economic conditions and increased operating costs adversely affect our results of operations and financial condition.

Each of our business segments has been adversely affected by weaker economic conditions in the United States during the past two fiscal years, including with respect to manufacturing, technology and service industry clients. Layoffs and business downturns among our business clients are negatively affecting our sales. A national or international economic downturn reduces demand for our services in each of our operating segments, which has resulted, and may in the future result, in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. In addition, any future terrorist attacks, and the national and global military, diplomatic and financial response to such attacks or other threats may adversely affect our sales and operating results.

Our profitability could be adversely affected if we were faced with cost increases for food, fuel, utilities, insurance, wages, piece goods, clothing and equipment, especially to the extent we were unable to recover such increased costs through increases in the prices for our services, due to general economic conditions, competitive conditions, or both. For example, substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform services business, and to a lesser extent in our food and support services segment. During the fourth quarter of 2002, certain of the Company’s insurance coverages were renewed with significant premium increases. Premiums for the Company’s casualty and general liability coverage will be renegotiated during fiscal 2003, and it is currently expected that future insurance premiums will increase and certain coverages, such as terrorist acts coverage, will no longer be available or will be meaningfully reduced. Management is evaluating alternative insurance arrangements in response to these changes. Such increases affect all of our businesses.

Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs increase.

In the past, the United States has periodically experienced reduced levels of unemployment, which has created a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment can compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. Our success depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer. With the completion of our public offering of common stock in December 2001, we may experience more employees leaving our employ, as employees will now have the ability to leave our employ with their ARAMARK common stock, which they could not do before our public offering of Class B common stock. We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

Our expansion strategy involves risks.

We may seek to acquire companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. We may be evaluating acquisitions or engage in acquisition negotiations at any given time. For example, in 2002, in addition to the acquisition of the management services division of The ServiceMaster Company, we completed strategic acquisitions in several of our business segments, including acquisitions of the Clinical Technology Services business and the Harrison Conference Centers business in Food and Support Services—United States and an increase to approximately 49% of our ownership of AIM Services in Food and Support Services—International. Additionally, in October 2002, we announced an agreement to buy the assets of Fine Host Corporation, subject to customary consents, approvals, conditions and clearances. We cannot assure you that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain additional financing for acquisitions. Such additional financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. Additional debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority shareholders. Our joint venture partners may also have interests which differ from ours.

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties, such as the failure to retain clients or management personnel and problems coordinating technology. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our sales. Possible future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expenses related to intangible assets, which could have a materially adverse effect on our financial condition, operating results and/or cash flow, or in the issuance of additional shares of our common stock.

If we are unable to continue to successfully integrate ARAMARK ServiceMaster Facility Services or achieve the strategic operating objectives we anticipate from the acquisition, our cash flow, operating results, sales and profits may be materially adversely affected. We have not previously undertaken an integration process as large as the integration plans required by this acquisition. In order to succeed, we will need to continue to:

•	capitalize on the opportunities afforded by ARAMARK’s and ServiceMaster’s combined services offerings;

•	maintain strong relationships with clients, which as a result of the ServiceMaster acquisition significantly increased the number of our facilities management clients; and

•	integrate operating and financial systems.

ServiceMaster’s business is based upon contractual relationships with customers. Some or all of those customers may choose not to continue their contractual relationship with ARAMARK ServiceMaster Facility Services at the time of contract renewal.

Requirements imposed by governmental regulations or interpretation of governmental regulations may change and require us to incur substantial expenditures to comply.

We are subject to governmental regulation at the federal, state, provincial and local level in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, environmental issues, childcare and the services we provide in connection with governmentally funded entitlement programs. While we endeavor to attain and maintain compliance with all applicable laws and regulations, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations or interpretations thereof at all times or that we will be able to comply with any future laws, regulations or interpretations thereof. From time to time both federal and state governmental agencies have conducted audits of our billing practices as part of routine investigations of providers of services under governmental contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines or injunctions. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations.

Changes in or new interpretations of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

A portion of our sales, estimated to be approximately 15% in fiscal 2002, is derived from contracts with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer contract wins or renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in sales or profits lower than we have historically achieved, which could have an adverse effect on our results of operations.

Our international business results are influenced by currency fluctuations and other factors that are different than in the U.S. market.

A significant portion of our sales is derived from international markets. During fiscal 2002, approximately 14% of our sales were generated outside the United States. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange restrictions; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging markets over the long term. Emerging market operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability; civil disturbances; volatility in gross domestic production; and nationalization and expropriation of private assets.

Our operations are seasonal.

In the first and second fiscal quarters, within the Food and Support Services—United States segment, there historically has been a lower level of sales at the historically higher margin sports, entertainment and recreational food service operations which is partly offset by increased activity in the educational sector. In the third and fourth fiscal quarters, there historically has been a significant increase in sales at sports, entertainment and recreational accounts, which is partially offset by the effect of summer recess in the educational sector. The sales of WearGuard, one of our direct marketing companies, generally increase during the first quarter of the fiscal year because of the onset of colder weather in the northern tier of the United States as well as the gift giving holidays. For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future.

Our indebtedness may restrict certain growth opportunities.

As of October 25, 2002, we had approximately $1.9 billion of outstanding indebtedness. The size of our indebtedness may restrict the pursuit of certain new business opportunities. We will also have to use a portion of our cash flow to service our debt, which may prevent us from pursuing certain new business opportunities and certain acquisitions. If we were to incur significant amounts of additional indebtedness in the future, the agreements relating to such indebtedness may include covenants more restrictive than our current debt agreements. Failure to maintain certain financial ratios could cause us to violate the terms of our credit facility agreements and thereby result in acceleration of our indebtedness, impair our liquidity and limit our ability to raise additional capital. Our failure to make required debt payments could result in an acceleration of our indebtedness, in which case the lenders thereunder would be entitled to exercise their remedies.

Our former use of Arthur Andersen LLP as our independent public accountants may pose risks to us and may limit the ability of our security holders to seek potential recoveries from them related to their work.

On June 15, 2002, Arthur Andersen LLP (“Arthur Andersen”), our former independent public accountants, was convicted of federal obstruction of justice arising from the government’s investigation of Enron Corp., and on August 31, 2002, Arthur Andersen ceased its audit practice before the Securities and Exchange Commission (the “SEC”). On May 23, 2002, we dismissed Arthur Andersen and engaged KPMG LLP (“KPMG”) to serve as our independent public accountant for fiscal 2002. As a public company, we are required to file with the SEC periodic financial statements audited or reviewed by an independent public accountant. Arthur Andersen had audited our financial statements for the fiscal years ended September 29, 2000 (“2000 fiscal year”) and September 28, 2001 (“2001 fiscal year”), and had consented to the incorporation by reference of their reports covering those financial statements in our Annual Report on Form 10-K for the fiscal year ended September 28, 2001, filed with the SEC. Our Annual Report on Form 10-K for the year ended September 27, 2002 includes the financial statements audited by Arthur Andersen for our 2000 and 2001 fiscal years. If the SEC ceases to accept financial statements audited by Arthur Andersen, we could experience additional costs or delays in making filings with the SEC. In addition, our securities holders may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in our fiscal 2000 and fiscal 2001 financial statements, particularly in the event that Arthur Andersen ceases to exist or becomes insolvent as a result of the proceedings against it.

Food and Support Services

Competition in our industry could adversely affect our results of operations.

There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our customers. Certain of our competitors may be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. In addition, existing or potential clients may elect to self operate their food service, eliminating the opportunity for us to serve them or compete for the account. While we have a significant international presence, should business sector clients require multi-national bidding, we may be placed at a competitive disadvantage because we may not be able to offer services in as many countries as some of our competitors.

Sales of sports, entertainment and recreational services would be adversely affected by a decline in attendance at client facilities or by a reduction or cessation of events.

The portion of our food and support services business which provides services in public facilities such as stadiums, arenas, amphitheaters, convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to attend sporting events or concerts, take vacations, or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at events in our clients’ facilities could result in a reduction in our sales.

Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are multiple occurrences which could reduce events in a facility or attendance at an event including labor disruptions involving sports leagues, poor performance by the teams playing in a facility and inclement weather, which would adversely affect sales and profits. In addition, many professional sports teams, including some of our clients, are currently either planning to move to a new facility or are considering doing so. Generally our sports facility contracts do not entitle us to move to a new facility when the sports team tenant of the present facility moves.

The pricing and cancellation terms of our food and support services contracts may constrain our ability to recover costs and to make a profit on our contracts.

The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss contracts contain minimum guaranteed remittances to our client regardless of our sales or profit at the facility involved. If sales do not exceed costs under a contract which contains minimum guaranteed commissions, we will be liable for bearing any losses which are incurred, as well as the guaranteed commission. Generally, our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client’s consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. The refusal by individual clients to permit the sale of some products at their venues, or the imposition by clients of limits on prices which are not economically feasible for us, could adversely affect our sales and results of operations.

Claims of illness or injury associated with the service of food and beverage to the public could adversely affect us.

Claims of illness or injury relating to food quality or food handling are common in the food service industry, and a number of these claims may exist at any given time. As a result, we could be adversely affected by negative publicity resulting from food quality or handling claims at one or more of the facilities that we serve. In addition to decreasing our sales and profitability at our facilities, adverse publicity could negatively impact our service reputation, hindering our ability to renew contracts on favorable terms or to obtain new business. In addition, future food product recalls and health concerns may from time to time disrupt our business.

In fiscal 2002, one distributor provided approximately 55% of our U.S. food and non-food products (approximately 37% of our consolidated purchases of food and non-food products), and if our relationship or their business were to be disrupted, we could experience short term disruptions to our operations and cost structure.

If our relationship with, or the business of, our main U.S. distributor of our food and non-food products were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term.

Governmental regulations may subject us to significant liability.

Our operations are subject to various governmental regulations, including those governing:

•	the service of food and alcoholic beverages;

•	minimum wage and employment;

•	governmentally funded entitlement programs;

•	environmental protection; and

•	human health and safety.

The regulations relating to each of our food and support service sectors are many and complex. For example, while there are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel, these regulations are enforced primarily at the local public health department level. While we attempt to fully comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance. We are currently negotiating a settlement with the U.S. government of certain matters related to public school food service programs, and we do not believe such settlement will have a material adverse effect on our financial condition or results of operations. It is possible, however, that future claims could be asserted related to such public school programs, and while management believes its interpretation of the applicable government regulations is correct, no assurance can be given as to the outcome of such claims, if asserted.

We serve alcoholic beverages at many facilities, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. Although we sponsor regular training programs to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility.

Uniform and Career Apparel

Competition in the uniform rental industry could adversely affect our results of operations.

We have a number of major national competitors with significant financial resources. In addition there are strong regional and local uniform suppliers, whom we believe may have strong customer loyalty. While most customers focus primarily on quality of service, uniform rental is a price-sensitive service and if existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which would reduce our sales and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this segment would put us at a competitive disadvantage.

Environmental regulations may subject us to significant liability and limit our ability to grow.

Our uniform rental segment is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. In particular, industrial laundries use and must dispose of detergent wastewater and other residues through publicly operated treatment works or similar government facilities and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. In the past, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials. Although past settlements and contributions have not been material, there can be no assurance that we will not have to expend material amounts to rectify the consequences of any such disposal in the future. Further, under environmental laws, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or operator knew of or was responsible for the presence of such hazardous or toxic substances. While we conduct diligence investigations on acquired and leased properties and attempt to fully comply with all applicable laws and regulations, there can be no assurances that locations which we own, lease or otherwise operate have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded plants.

The nature of our customer base could negatively impact our sales and operating results.

We supply uniform services to the airline, hospitality and retail industries, among others, all of which were negatively impacted by the events of September 11, 2001, and have been negatively impacted by the current economic downturn. Economic hardship among our client base could cause some of our clients to restrict expenditures or even cease to conduct business, both of which could negatively affect our sales and operating results.

Educational Resources

Competition in the childcare and early education industry is extensive and competitors may price their offerings below ours, which could cause a reduction in our sales and profits.

Local nursery schools, childcare centers and in-home providers generally charge less for their services than we do. Many church-affiliated and other non-profit childcare centers have lower operating expenses than we do and may receive donations and/or other funding to subsidize operating expenses. Consequently, operators of such centers often charge tuition rates that are less than our rates. In addition, fees for home-based care are normally substantially lower than fees for center-based care because providers of home-based care are not always required to satisfy the same health, safety, insurance or operational regulations as our centers. Our competition also includes other large, geographically broad-based, for-profit early education and childcare companies. In addition, a number of states and local governments are operating or considering operating public preschools and before-and-after school programs. In recent periods, reduced enrollment at mature centers and competitive pricing pressures have reduced our sales and profits.

Adverse publicity and litigation concerning incidents at childcare centers could adversely affect our business and results of operations.

Parent trust and referrals by other parents are very significant in the maintenance and growth of our business, and any decrease in trust or referrals can adversely affect our business. This trust is directly related to our reputation and favorable brand identity. However, like many other childcare providers, we are periodically subject to litigation alleging negligent hiring, training or supervision, inappropriate contact with children or other acts arising out of alleged incidents at our centers. Any adverse publicity concerning such incidents at one of our childcare centers, or childcare centers generally, could damage our reputation and could have an adverse effect on enrollment at our centers. Claims in the past have been covered by insurance. We believe our current claims will be covered by insurance. However, our insurance premiums have increased and may continue to increase substantially in the future as a consequence of conditions in the insurance business generally, or our situation in particular, and continuing publicity with respect to alleged instances of child abuse in our industry could result in our inability to obtain insurance without a substantial increase in cost. Furthermore, our current or future insurance coverage may not protect us against all such claims.

The childcare industry is heavily regulated and our failure to comply with those regulations could subject us to substantial liability or inhibit our ability to operate.

Childcare centers are subject to numerous state, local and federal regulations and licensing requirements which generally cover the fitness and adequacy of buildings and equipment, the ratio of staff to enrolled children, staff training, record keeping, the dietary program, the curriculum and compliance with health and safety standards, and if we fail to comply with these, we may be prohibited from operating one or more of our childcare centers. Some changes, such as increasing the ratio of staff to enrolled children, can result in significantly increased costs to operate our business. If one of our centers fails to comply with applicable regulations, that center could be subject to state sanctions. These sanctions may include fines, corrective orders, probation or, in more serious cases, suspension or revocation of the center’s license to operate. Changes in the regulatory frameworks within which we operate may cause us to incur substantial increases in costs in order to comply. We also receive a portion of our sales from contracts with federal, state, and local governments and agencies. Changes in funding or methods of reimbursement could substantially impact our business. From time to time both federal and state governmental agencies have conducted audits of our billing practices as part of routine investigations of providers of services under governmental contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. While we attempt to fully comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. If we fail to comply with applicable laws and regulations, civil remedies, including fines, could be imposed on us. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 28, 2001 and September 27, 2002. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 28, 2001 and September 27, 2002. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity						Total	Fair Value
As of September 28, 2001	2002	2003	2004	2005	2006	Thereafter
	(US$ equivalent in millions)
Debt:
Fixed rate	$31	$25	$300 (a)	$150	$300 (a)	$172	$978	$997
Average interest rate	6.6%	6.8%	6.8%	8.2%	7.0%	7.2%	7.1%
Variable rate	$35	$50	$55	$550	$3	—	$693	$693
Average interest rate	6.2%	4.9%	4.2%	4.1%	6.4%		4.3%

Interest Rate Swaps:
Receive variable/pay fixed	$100	$100						$(11)
Average pay rate	7.6%	7.7%
Average receive rate	3.6%	3.5%

	Expected Fiscal Year of Maturity							Total	Fair Value
As of September 27, 2002	2003	2004	2005	2006	2007	Thereafter
	(US$ equivalent in millions)
Debt:
Fixed rate	$30	$301 (a)	$151	$301 (a)	$480 (a)	$318	(a)	$1,581	$1,632
Average interest rate	6.5%	6.7%	8.1%	7.0%	7.0%	6.4%		6.9%
Variable rate	$38	$22	$232	$3	—	—		$295	$295
Average interest rate	6.7%	3.0%	3.4%	5.5%				3.8%

Interest Rate Swaps:
Receive variable/pay fixed	$100								$(4)
Average pay rate	7.7%
Average receive rate	1.8%
Receive fixed/pay variable					$300				$25
Average pay rate					4.3%
Average receive rate					7.0%

(a)    Each balance includes $300 million of senior notes callable by us at any time.

Item 8.    Financial Statements and Supplementary Data

See Index to Financial Statements and Schedule at page S-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 23, 2002, ARAMARK dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent public accountants and engaged KPMG LLP (“KPMG”) to serve as our independent public accountants for fiscal 2002. The decision to change independent public accountants was recommended by the Audit Committee and approved by our Board of Directors.

Arthur Andersen’s reports on the our consolidated financial statements for each of the fiscal years ended 2000 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended 2000 and 2001, and through May 23, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on our consolidated financial statements for such years; and there were no reportable events as defined in item 304 (a)(1)(v) of Regulation S-K.

ARAMARK provided both Arthur Andersen and KPMG with a copy of the foregoing disclosures.

During the fiscal years ended 2000 and 2001 and through the date of the our decision, ARAMARK did not consult KPMG with respect to the application of accounting principles to a specified transaction either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

PART III

Items 10, 11, 12, and 13 of Part III are incorporated by reference to the information set forth under the caption, “Directors and Executive Officers of the Company” in Part I of this Annual Report and to the information set forth in the Company’s Proxy Statement for its 2003 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A (except for the committee report on executive compensation and the audit committee report in the Company’s Proxy Statement).

Item 14.    Controls and Procedures

The Company’s chief executive officer and chief financial officer evaluated the effectiveness of ARAMARK’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-K (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to the Company’s internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements

See Index to Financial Statements and Schedule at page S-1.

(b)  Reports on Form 8-K

1.  Current Report on Form 8-K filed on August 12, 2002.

2.  Amendment No. 1 to Current Report on Form 8-K/A filed on August 20, 2002.

3.  Current Report on Form 8-K filed on August 21, 2002.

(c)  Exhibits Required by Item 601 of Regulation S-K

See Index to Exhibits.

(d)  Financial Statement Schedules

See Index to Financial Statements and Schedule at page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on November 27, 2002.

ARAMARK CORPORATION

By:	/s/ JOSEPH NEUBAUER
Name: Joseph Neubauer Title: Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose name appears below hereby appoints Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli and Susan E. Goldy, and each of them, as his or her true and lawful agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOSEPH NEUBAUER Joseph Neubauer	Chairman and Director (Principal Executive Officer)	November 27, 2002

/s/ FREDERICK SUTHERLAND Frederick Sutherland	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	November 27, 2002

/s/ JOHN M. LAFFERTY John M. Lafferty	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 27, 2002

/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	November 27, 2002

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	November 27, 2002

/s/ ROBERT J. CALLANDER Robert J. Callander	Director	November 6, 2002

/s/ LEONARD S. COLEMAN, JR. Leonard S. Coleman, Jr.	Director	November 6, 2002

Name	Title	Date

/s/ RONALD R. DAVENPORT Ronald R. Davenport	Director	November 27, 2002

/s/ THOMAS H. KEAN Thomas H. Kean	Director	November 27, 2002

/s/ JAMES E. KSANSNAK James E. Ksansnak	Director	November 27, 2002

/s/ JAMES E. PRESTON James E. Preston	Director	November 27, 2002

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	November 27, 2002

I, Joseph Neubauer, certify that:

1.	I have reviewed this annual report on Form 10-K of ARAMARK Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002	/s/ JOSEPH NEUBAUER Joseph Neubauer Chairman and Chief Executive Officer

I, L. Frederick Sutherland, certify that:

1.	I have reviewed this annual report on Form 10-K of ARAMARK Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 27, 2002	/s/ L. FREDERICK SUTHERLAND L. Frederick Sutherland Executive Vice President and Chief Financial Officer

ARAMARK CORPORATION AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders
ARAMARK Corporation:

We have audited the accompanying consolidated balance sheet of ARAMARK Corporation and subsidiaries as of September 27, 2002 and the related consolidated statements of income, cash flows and shareholders’ equity for the fiscal year then ended, as listed in the accompanying index. In connection with our audit of the fiscal 2002 consolidated financial statements, we also have audited the fiscal 2002 financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of ARAMARK Corporation as listed in the accompanying index were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, before the revisions described in Notes 3 and 7 to the consolidated financial statements, in their report dated November 14, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARAMARK Corporation and subsidiaries as of September 27, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed above, the fiscal 2001 and fiscal 2000 consolidated financial statements of ARAMARK Corporation and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of September 29, 2001. In our opinion, the disclosures for fiscal 2001 and fiscal 2000 in Note 3 are appropriate. As described in Note 7, these consolidated financial statements have been revised to give effect to the two-for-one merger exchange ratio and the change in the capital stock of the Company on December 14, 2001. We audited the adjustments that were applied to revise the fiscal 2001 and fiscal 2000 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements of ARAMARK Corporation and subsidiaries other than with respect to such adjustments and disclosures, and accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 consolidated financial statements taken as a whole.

Philadelphia, Pennsylvania
November 11, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation (a Delaware corporation) and subsidiaries as of September 29, 2000 and September 28, 2001, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three fiscal years in the period ended September 28, 2001. These consolidated financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 29, 2000 and September 28, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended September 28, 2001, in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/    Arthur Andersen LLP

Philadelphia, Pennsylvania
November 14, 2001

Note: The report above is a copy of a previously issued report and it has not been reissued by Arthur Andersen LLP (Andersen). Certain financial information for each of the two years in the period ended September 28, 2001 was not reviewed by Andersen and includes: (i) as described in Note 3, the inclusion of transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of September 29, 2001, and (ii) as described in Note 7, revisions to give effect to the two-for-one merger exchange ratio and the change in the capital stock of the Company on December 14, 2001.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 28, 2001 AND SEPTEMBER 27, 2002
(dollars in thousands, except share amounts)

	Fiscal
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$24,799	$31,933
Receivables (less allowances: 2001—$22,571; 2002—$31,673)	503,291	548,297
Inventories	415,798	425,182
Prepayments and other current assets	76,310	92,980

Total current assets	1,020,198	1,098,392

Property and Equipment, at Cost:
Land, buildings and improvements	786,697	907,442
Service equipment and fixtures	1,447,861	1,600,035

	2,234,558	2,507,477
Less-Accumulated depreciation	(1,146,725)	(1,258,207)

	1,087,833	1,249,270

Goodwill	705,016	1,369,540
Other Intangible Assets	104,272	242,341
Other Assets	299,075	299,759

	$3,216,394	$4,259,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$34,710	$39,854
Accounts payable	459,249	501,193
Accrued payroll and related expenses	209,904	232,415
Other accrued expenses and current liabilities	380,288	530,100

Total current liabilities	1,084,151	1,303,562

Long-Term Borrowings	1,670,577	1,875,567
Less-current portion	(34,710)	(39,854)

Total long-term borrowings	1,635,867	1,835,713

Deferred Income Taxes and Other Noncurrent Liabilities	229,484	261,842
Common Stock Subject to Potential Repurchase Under Provisions of Stockholders’ Agreement	20,000	—
Shareholders’ Equity Excluding Common Stock Subject to Repurchase:
Class A common stock, par value $.01; authorized: 600,000,000 shares; issued: 2001—167,239,554 shares; 2002—138,617,940 shares; outstanding: 2001—167,239,554 shares; 2002—121,683,624 shares	1,672	1,387
Class B common stock, par value $.01; authorized: 1,600,000,000 shares; issued: 2002—70,069,279 shares; outstanding: 2002—65,320,579 shares	—	700
Capital surplus	1,065	821,242
Earnings retained for use in the business	283,125	553,037
Accumulated other comprehensive income (loss)	(18,970)	(18,671)
Treasury stock	—	(499,510)
Impact of potential repurchase feature of common stock	(20,000)	—

Total	246,892	858,185

	$3,216,394	$4,259,302

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 28, 2001 AND
SEPTEMBER 27, 2002
(dollars in thousands, except per share amounts)

	Fiscal
	2000	2001	2002

Sales	$7,262,867	$7,788,690	$8,769,841
Costs and Expenses:
Cost of services provided	6,531,025	7,002,730	7,882,922
Depreciation and amortization	220,794	240,243	255,157
Selling and general corporate expense	91,465	106,210	115,190
Other income, net (Note 12)	—	—	(43,695)

	6,843,284	7,349,183	8,209,574

Operating income	419,583	439,507	560,267
Interest and Other Financing Costs, net	147,803	153,292	136,659

Income before income taxes	271,780	286,215	423,608
Provision for Income Taxes	103,820	109,719	153,696

Net Income	$167,960	$176,496	$269,912

Earnings Per Share:
Basic	$0.94	$1.03	$1.42
Diluted	$0.88	$0.97	$1.34

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 28, 2001 AND SEPTEMBER 27, 2002
(dollars in thousands)

	Fiscal
	2000	2001	2002
Cash flows from operating activities:
Net income	$167,960	$176,496	$269,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,794	240,243	255,157
Income taxes deferred	4,851	9,333	19,712
Gain on sale of investments	—	—	(45,320)
Changes in noncash working capital:
Receivables	(14,716)	(47,351)	24,215
Inventories	(35,992)	4,930	3,053
Prepayments	5,638	(11,006)	2,266
Accounts payable	(10,548)	(20,881)	(26,803)
Accrued expenses	90,311	26,132	108,795
Net proceeds from sale of receivables	—	140,885	39,105
Changes in other noncurrent liabilities	(1,788)	3,128	(4,601)
Changes in other assets	(8,063)	(21,355)	(15,268)
Other operating activities	(11,387)	(3,665)	735

Net cash provided by operating activities	407,060	496,889	630,958

Cash flows from investing activities:
Purchases of property and equipment	(234,583)	(240,998)	(266,629)
Disposals of property and equipment	27,546	22,321	23,802
Proceeds from sale of investments	—	8,240	76,964
Divestiture of certain businesses	—	—	3,502
Acquisition of certain businesses:
Working capital other than cash acquired	11,896	(2,298)	30,246
Property and equipment	(76,717)	(5,525)	(106,982)
Additions to goodwill, other intangible assets and other assets, net	(168,741)	(71,748)	(850,824)
Other investing activities	(42,973)	10,833	30,558

Net cash used in investing activities	(483,572)	(279,175)	(1,059,363)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	357,717	27,918	1,205,360
Payment of long-term borrowings	(159,741)	(220,830)	(1,032,509)
Proceeds from issuance of common stock	31,185	31,509	771,178
Repurchase of common stock	(155,417)	(55,135)	(499,389)
Other financing activities	(330)	(969)	(9,101)

Net cash provided by (used in) financing activities	73,414	(217,507)	435,539

Increase (decrease) in cash and cash equivalents	(3,098)	207	7,134
Cash and cash equivalents, beginning of year	27,690	24,592	24,799

Cash and cash equivalents, end of year	$24,592	$24,799	$31,933

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 28, 2001 AND SEPTEMBER 27, 2002
(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Impact of Potential Repurchase Feature of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total

Balance, October 1, 1999	$1,855	$—	$56,184	$93,376	$(20,000)	$—	$(4,844)	$126,571
Net income				167,960				167,960
Foreign currency translation adjustments							(14,053)	(14,053)

Total comprehensive income								153,907

Issuance of Class A common stock to employee benefit plans	9		7,130					7,139
Issuance of common stock	130		40,440					40,570
Sale of deferred payment obligations			26,710					26,710
Retirement of common stock	(313)		(130,464)	(112,624)				(243,401)

Balance, September 29, 2000	$1,681	$—	$—	$148,712	$(20,000)	$—	$(18,897)	$111,496
Net income				176,496				176,496
Foreign currency translation adjustments							6,397	6,397
Change in fair value of cash flow hedges (net of tax)							(6,470)	(6,470)

Total comprehensive income								176,423

Issuance of common stock	92		30,701					30,793
Sale of deferred payment obligations			24,027					24,027
Retirement of common stock	(101)		(53,663)	(42,083)				(95,847)

Balance, September 28, 2001	$1,672	$—	$1,065	$283,125	$(20,000)	$—	$(18,970)	$246,892
Net income				269,912				269,912
Minimum pension liability adjustment (net of tax)							(7,356)	(7,356)
Foreign currency translation adjustments							3,472	3,472
Change in fair value of cash flow hedges (net of tax)							4,183	4,183

Total comprehensive income								270,211

Purchases of common stock for the treasury						(499,510)		(499,510)
Conversion of Class A to Class B	(353)	353						—
Issuance of common stock	68	347	793,077					793,492
Sale of deferred payment obligations			27,100					27,100
Change due to termination of Stockholders’ Agreement					20,000			20,000

Balance, September 27, 2002	$1,387	$700	$821,242	$553,037	$—	$(499,510)	$(18,671)	$858,185

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 29, 2000, September 28, 2001 and September 27, 2002 are each fifty-two week periods.

Principles of Consolidation, Etc.

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

New Accounting Pronouncements

In fiscal 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. See Note 4.

Additionally, in fiscal 2001, the Company adopted the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin 101 (SAB 101), which sets forth the SEC’s guidelines on revenue recognition. Adoption of SAB 101 did not have a material impact on consolidated financial condition or results of operations. See Note 11.

On June 30, 2001, the Financial Accounting Standards Board (FASB) finalized SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it is subject to at least an annual assessment for impairment by applying a fair value based test. The Company adopted the nonamortization and amortization provisions of SFAS No. 142 beginning in the first quarter of fiscal 2002. See Note 3.

The FASB has issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt these standards no later than the beginning of fiscal 2003. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. Initial adoption of these pronouncements will not have a material effect on the Company’s financial statements.

Revenue Recognition

In each of our operating segments we recognize revenue in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Revenues in our direct marketing segment are recognized upon shipment.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. The components of comprehensive income are shown in the consolidated statements of shareholders’ equity.

Currency Translation

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Currency transaction gains and losses included in operating results for fiscal 2000, 2001 and 2002 were not significant.

Current Assets

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories are valued at the lower of cost (principally the first-in, first-out method) or market. The LIFO (last-in, first-out) method of determining cost is used to value directly marketed career apparel and public safety clothing and equipment. The stated value of inventories determined using the LIFO method is not significantly different from replacement or current cost. Personalized work apparel and linens in service are recorded at cost and are amortized over their estimated useful lives, approximately two years.

The components of inventories are as follows:

	Fiscal
	2001	2002
Food	29.2%	30.4%
Career apparel, safety equipment and linens	66.0%	64.9%
Parts, supplies and novelties	4.8%	4.7%

	100.0%	100.0%

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 2000, 2001 and 2002 was $162.8 million, $176.4 million and $198.0 million, respectively.

Other Assets

Other assets consist primarily of investments in 50% or less owned entities, contract rights, computer software costs, and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or the cost method, as applicable.

As a result of the terrorist attacks of September 11, 2001, the Company incurred asset losses of approximately $11.5 million, primarily related to the destruction of the World Trade Center Towers. Property

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loss and business interruption claims have been filed with the insurance carrier and are currently under review. A receivable in the amount of $11.5 million was recorded at September 28, 2001 for the expected insurance recovery related to the asset loss, and this amount was collected in fiscal 2002. Business interruption proceeds were also collected during fiscal 2002, and approximately $3.2 million was recorded as a reduction of operating costs. Additional proceeds from the business interruption coverage will be recognized in future periods as claims are settled.

Other Accrued Expenses and Liabilities

Other accrued expenses and current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest and accrued commissions. Noncurrent liabilities consist primarily of deferred compensation, insurance accruals, pension liabilities, deferred gains arising from sale and leaseback transactions and subordinated installment notes arising from repurchases of common stock.

Earnings Per Share, Etc.

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Prior year earnings per share amounts have been restated to reflect the merger discussed in Note 7. Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

	Fiscal
	2000	2001	2002
	(in thousands, except per share data)
Earnings:
Earnings available to common stock	$167,960	$176,496	$269,912

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	178,688	171,533	190,256
Impact of potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	11,526	9,794	10,668

Total common shares used in diluted earnings per share calculation	190,214	181,327	200,924

Basic earnings per common share	$0.94	$1.03	$1.42

Diluted earnings per common share	$0.88	$0.97	$1.34

Options to purchase 4,317,426 shares were outstanding at September 27, 2002, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in Note 7.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

	Fiscal
	2000	2001	2002
	(in millions)
Interest paid	$136.3	$151.5	$123.4
Income taxes paid	$60.4	$69.8	$65.2

Significant noncash activities follow:

•
Cash provided by operating activities includes the tax benefit from the employee exercise of non-qualified stock options of approximately $18.4 million, $14.6 million and $57.9 million during the 2000, 2001 and 2002 fiscal years, respectively.

•
During fiscal 2000, the Company contributed $7.1 million of Class A common stock to its employee benefit plans to fund previously accrued obligations. In addition, during fiscal 2000, 2001 and 2002, the Company contributed $2.1 million, $2.3 million and $3.3 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See Note 5.

•
During fiscal 2000, 2001 and 2002, the Company received $31.8 million, $28.6 million and $27.1 million, respectively, of employee notes under its Deferred Payment program as partial consideration for the issuance of common stock. Also, during fiscal 2000 and 2001, the Company issued installment notes of $75.5 million and $35.6 million, respectively, as partial consideration for repurchases of common stock. See Note 7.

•	During fiscal 2002, the Company executed capital lease transactions. The present value of the future rental obligations is approximately $5.5 million, which is included in property and equipment.

NOTE 2.    ACQUISITIONS:

Fiscal 2000

During the third quarter of fiscal 2000, the Company acquired substantially all of the food and beverage concessions and venue management businesses of Ogden Corporation for approximately $235 million in cash and assumed debt. The acquisition was accounted for as a purchase and was financed through the Company’s revolving credit facility. The results of the food and beverage concessions businesses of Ogden Corporation have been included in the accompanying consolidated financial statements since the date of acquisition. Had the acquisition taken place at the beginning of the fiscal period, pro forma sales for fiscal 2000 would have been approximately $7.5 billion. Pro forma net income and earnings per share would not have been materially different from reported results.

Fiscal 2001

During the first quarter of fiscal 2001, the Company acquired the UK food and support services business of the Campbell Bewley Group Limited, issuing stock (8% interest) of a subsidiary as consideration. The Company also acquired a 45% interest in the Campbell Bewley Group Limited’s food and support services business in Ireland for approximately $19 million in cash. Additionally, during the second quarter of fiscal 2001, the Company acquired certain assets of Correctional Foodservice Management (CFM) from The Wackenhut Corporation for approximately $16 million in cash.

These acquisitions were accounted for as purchases and were financed through the Company’s revolving credit facility. The Company’s pro forma results of operations for fiscal 2000 and 2001 would not have been materially different assuming that both the Campbell Bewley and CFM acquisitions had occurred at the beginning of the respective periods.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2002

On November 30, 2001 the Company completed the acquisition of the management services division of The ServiceMaster Company (ServiceMaster Management Services). The aggregate consideration for the transaction was approximately $790 million in cash plus costs of the acquisition, and was allocated as follows: approximately $(34) million to working capital; approximately $43 million to other noncurrent assets, net; and approximately $167 million to amortizable intangible assets. The excess of the purchase price over the net assets acquired was allocated to goodwill.

ServiceMaster Management Services is a leader in the provision of facility management services in the United States, providing a complete range of facility management services to the healthcare, education and business and industry client sectors. The facility management services provided include custodial services, plant operations and maintenance, groundskeeping, technical support and food services. ServiceMaster Management Services also has operations in Canada and maintains licensing arrangements with local service providers in approximately 23 other countries.

The Company believes that the acquisition of ServiceMaster Management Services will further enhance its position as a leading provider of outsourced services. The Company believes the acquisition will enable it to strengthen its portfolio of services by broadening its facility services base in the United States and internationally. In addition, the Company believes the acquisition will provide ARAMARK with additional strategic benefits, including opportunities to cross-sell food and support services and other outsourced services to ServiceMaster Management Services’ existing clients.

The Company financed the acquisition and related expenses in an aggregate of approximately $800 million by borrowing approximately an additional $200 million under the Company’s senior revolving credit facility and $600 million under a new bridge financing facility with a group of banks. A portion of the bridge financing was repaid with proceeds from the initial public offering of Class B common stock discussed in Note 7. In April 2002, a subsidiary of the Company issued $300 million of 7% notes (the Notes) which mature on May 1, 2007. The Notes are fully and unconditionally guaranteed by the Company and will rank equally with all of the Company’s other unsecured senior indebtedness. The net proceeds of the offering (approximately $297.1 million) were used to repay the outstanding borrowings under the ServiceMaster acquisition bridge financing facility and a portion of the senior revolving credit facility.

The results of ServiceMaster Management Services have been included in the accompanying consolidated financial statements from the date of acquisition and are included in the Food and Support Services—United States segment. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of the respective fair values.

The following table presents pro forma financial information as if the acquisition of ServiceMaster Management Services had occurred at the beginning of the respective fiscal periods:

	Fiscal
	2001	2002
	(in millions, except per share amounts)
Sales	$8,768.9	$8,931.3
Net income	$179.1	$271.4
Diluted earnings per share	$0.99	$1.35

These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of fiscal 2002, the Company completed the acquisition of the Harrison Conference Centers (Harrison) portfolio of conference centers and university hotels from Hilton Hotels Corporation for approximately $49 million in cash. The Company also acquired Long Beach Uniform (LBU), a direct retail and contract marketer of uniforms and public safety equipment in Southern California, for approximately $9.5 million in cash, and Uniforms for Industry (UFI), a uniform rental company serving the New York City area, for approximately $10.4 million in cash. During the fourth quarter of fiscal 2002, the Company completed an acquisition in Canada of Travers Food Services (Travers), a remote camp business, for approximately $18 million. These acquisitions were financed through the Company’s revolving credit facility. Additionally, ARAMARK and Mitsui & Company, Ltd. completed a tender offer to jointly purchase outstanding shares of AIM Services Co., Ltd. (AIM), which increased each of their existing ownership interests in AIM to approximately 49%. The aggregate consideration paid by ARAMARK was approximately $37 million. The Company’s pro forma results of operations for fiscal 2001 and 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal years.

NOTE 3.    GOODWILL AND OTHER INTANGIBLE ASSETS:

At the beginning of the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in accordance with the early adoption provisions of the standard. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it is subject to at least an annual assessment for impairment by applying a fair value based test. The Company has completed the goodwill impairment tests required by SFAS No. 142, which did not result in an impairment charge.

The elimination of goodwill amortization would have increased net income by $20.1 million and $22.0 million for the fiscal years ended September 29, 2000 and September 28, 2001, respectively, or $0.11 and $0.12 per diluted share, respectively.

Goodwill, allocated by segment, follows:

	September 28, 2001	Acquisitions	Translation and Other	September 27, 2002
		(in thousands)
Food and Support Services—United States	$340,562	$636,612	$—	$977,174
Food and Support Services—International	41,852	9,293	2,183	53,328
Uniform and Career Apparel—Rental	147,800	8,650	—	156,450
Uniform and Career Apparel—Direct Marketing	104,066	7,790	—	111,856
Educational Resources	70,736	—	(4)	70,732

	$705,016	$662,345	$2,179	$1,369,540

The increase in goodwill results principally from the acquisition of ServiceMaster Management Services (see Note 2) completed on November 30, 2001.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other intangible assets at September 27, 2002 consist of:

	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)
Customer relationship assets	$344,864	$(117,854)	$227,010
Other	27,661	(12,330)	15,331

	$372,525	$(130,184)	$242,341

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets increased $181.3 million during fiscal 2002, primarily due to the acquisition of ServiceMaster Management Services. See Note 2. Amortization expense related to intangible assets for the fiscal years ended September 29, 2000, September 28, 2001 and September 27, 2002 was approximately $20 million, $22 million and $43 million, respectively. Based upon the recorded balances at September 27, 2002, future amortization will be approximately $39 million in fiscal 2003, $37 million in fiscal 2004, and average approximately $28 million for each of the following three fiscal years.

NOTE 4.     BORROWINGS:

Long-term borrowings at September 28, 2001 and September 27, 2002 are summarized in the following table:

	Fiscal
	2001	2002
	(in thousands)
Credit facility borrowings	$419,500	$21,000
Canadian credit facility	33,876	34,231
Bank term loan due March 2005	45,000	45,000
Bank term loan due May 2005	50,000	50,000
Bank term loan due May 2005	75,000	75,000
United Kingdom term loan due December 2005	20,303	18,667
6.375% notes, due February 2008	—	299,418
6.75% notes, due August 2004	299,288	299,544
6.79% note, payable in installments through 2003	50,000	25,000
7.00% notes, due July 2006	299,957	299,969
7.00% notes, due May 2007	—	324,034
7.10% notes, due December 2006	124,893	124,909
7.25% notes and debentures, due August 2007	30,730	30,730
8.15% notes, due May 2005	150,000	150,000
Other	72,030	78,065

	1,670,577	1,875,567

Less-current portion	(34,710)	(39,854)

	$1,635,867	$1,835,713

The non-amortizing $1.0 billion revolving credit facility (“Credit Agreement”) is provided by a group of banks and matures in March 2005. Interest under the Credit Agreement is based on the Prime Rate, LIBOR plus a spread of 0.18% to 0.70% (as of September 27, 2002—0.30%) or the Certificate of Deposit Rate plus a spread of

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

0.28% to 0.80% (as of September 27, 2002—0.40%), at the option of the Company. There is a fee of 0.10% to 0.30% (as of September 27, 2002—0.15%) on the entire credit facility. The spread and fee margins are based on certain financial ratios as defined.

The non-amortizing C$70 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings. This credit facility currently matures in March 2003 and contains options to extend the maturity date. Interest on the facility is based on the Canadian Bankers Acceptance Rate, U.S. Prime Rate plus a spread of 0% to 0.125% (as of September 27, 2002—0%), Canadian Prime Rate plus a spread of 0% to 0.125% (as of September 27, 2002—0%), or LIBOR plus a spread of 0.70% to 1.50% (as of September 27, 2002—0.825%), at the option of the Company. As of September 27, 2002, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 3.6%. There is a fee of 0.15% to 0.25% (as of September 27, 2002—0.175%) on the entire credit facility.

The $50 million and $75 million bank term loans are subject to interest based on the higher of (a) the Prime Rate and (b) the sum of 0.5% plus the Federal Funds Rate, or LIBOR plus a spread, as defined (approximately 0.90% for both loans as of September 27, 2002). The spread is based on certain financial ratios, as defined in the respective term loans. The $50 million and $75 million bank term loans mature in May 2005.

The $45 million bank term loan bears interest at a fixed rate of 5.29% and matures in March 2005.

The United Kingdom term loan is payable in semi-annual installments, with final maturity in December 2005. Installment payments increase over the term, as defined. Interest under the UK term loan is based on LIBOR plus a spread of 1.0% to 1.5% (1.50% as of September 27, 2002). The spread is based on certain financial ratios, as defined.

The 6.375% (due February 2008), 6.75% (due August 2004), 7.0% (due July 2006) and 7.0% (due May 2007) notes may be redeemed, in whole or in part, at any time at the Company’s option. The redemption price equals the greater of (i) 100% of the principal amount or (ii) an amount based on the discounted present value of scheduled principal and interest payments, as defined.

The 6.79% note is payable in $25 million annual installments, with a final maturity of January 2003.

The 7.25% notes and debentures may be exchanged, in whole or in part, at the option of the holder, for 7.10% senior notes due December 2006. The Company has the right to redeem these notes and debentures, at par, upon being presented with a notice of conversion or at any time after June 2004.

Debt repayments of $27.9 million, contractually due in fiscal 2003, have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Credit Agreement. Accrued interest on borrowings totaling $31.5 million at September 28, 2001 and $37.8 million at September 27, 2002 is included in current liabilities as “Other accrued expenses.”

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements, to manage changes in market conditions related to debt obligations and foreign currency exposures. As of September 27, 2002, the Company has $100 million of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings. Concurrent with the issuance of the Notes described in Note 2, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are designated as fair-value hedging instruments. There were no forward exchange contract agreements outstanding as of September 27, 2002.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During fiscal 2002, unrealized net gains of approximately $4.2 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of September 27, 2002, approximately $2.3 million of net unrealized losses related to interest rate swaps was included in “Accumulated other comprehensive income (loss),” all of which is expected to be reclassified into earnings during the next twelve months. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of September 27, 2002, approximately $24.6 million has been classified in “Other assets,” with an offsetting increase in “Long-term borrowings” in the consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for existing cash flow and fair value hedging instruments for the fiscal year ending September 27, 2002 was not material. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

The following summarizes the fair value of the Company’s financial instruments as of September 28, 2001 and September 27, 2002. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

	Fiscal
	2001		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (Liability), in millions:
Long-term debt	$(1,670.6)	$(1,689.9)	$(1,875.6)	$(1,926.7)
Pay fixed/receive variable interest rate swap agreements	(10.6)	(10.6)	(3.7)	(3.7)
Receive fixed/pay variable interest rate swap agreements	—	—	24.6	24.6

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on liens, dispositions of material assets and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At September 27, 2002, the Company was in compliance with all of these covenants. Assets with a net book value of $2.4 million at September 27, 2002 are subject to liens under several of the Company’s borrowing arrangements.

Long-term borrowings maturing in the next five fiscal years are as follows:

Amount
(in thousands)
2003	$39,854
2004	323,270
2005	410,502
2006	304,061
2007	480,372

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of interest and other financing costs, net are summarized as follows:

	Fiscal
	2000	2001	2002
	(in thousands)
Interest expense	$149,430	$152,289	$133,207
Interest income	(1,627)	(2,087)	(1,623)
Other financing costs	—	3,090	5,075

Total	$147,803	$153,292	$136,659

NOTE 5.    EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 2000, 2001 and 2002 was $18.0 million, $17.8 million and $18.5 million, respectively. During fiscal 2000, the Company contributed 856,000 shares of common stock, Class A to these plans to partially fund previously accrued obligations. In addition, during fiscal 2000, 2001 and 2002, the Company contributed to the stock unit retirement plan 239,968 stock units, 154,738 stock units and 149,339 stock units, respectively, which are convertible into common stock, Class A, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $15.8 million, $21.9 million and $21.4 million for fiscal 2000, 2001 and 2002, respectively.

Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom. Pension expense related to these plans was not material to the consolidated financial statements. As of September 28, 2001, the projected benefit obligation of these plans was $67.2 million, which exceeded plan assets by $5.5 million. The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended September 27, 2002 (in thousands):

Benefit obligation, beginning	$67,170
Foreign currency translation	1,575	Fair value of plan assets, beginning	$61,640
Service cost	3,059	Foreign currency translation	1,290
Interest cost	5,022	Employer contributions	1,990
Actuarial loss (gain)	3,054	Actual return on plan assets	(4,717)
Benefits	(3,087)	Benefits	(2,822)

Benefit obligation, end	$76,793	Fair value of plan assets, end	$57,381

Funded status	$(19,412)	Amounts recognized in the balance sheet:
Unrecognized prior service cost	758	Prepaid benefit cost	$7,077
Unrecognized net loss (gain)	19,518	Accrued benefit liability	(16,254)
Unrecognized transition obligation	1,277	Minimum pension liability	11,318

Net amount recognized as prepaid	$2,141	Net amount recognized	$2,141

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 7.5% for pension expense, a weighted average discount rate of 7.2% for the funded status, a weighted average rate of compensation increase of 4.6% and a weighted average long-term rate of return on assets of 8.3%.

NOTE 6.    INCOME TAXES:

The Company accounts for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets or liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income.

The components of income before income taxes by source of income are as follows:

	Fiscal
	2000	2001	2002
	(in thousands)
United States	$249,093	$261,731	$392,693
Non-U.S.	22,687	24,484	30,915

	$271,780	$286,215	$423,608

The provision for income taxes consists of:

	Fiscal
	2000	2001	2002
	(in thousands)
Current:
Federal	$74,879	$76,024	$106,449
State and local	14,627	14,631	17,111
Non-U.S.	9,463	9,731	10,424

	98,969	100,386	133,984

Deferred:
Federal	5,713	7,895	16,901
State and local	1,042	1,440	2,811
Non-U.S.	(1,904)	(2)	—

	4,851	9,333	19,712

	$103,820	$109,719	$153,696

Current taxes payable of $59.9 million and $72.0 million at year end 2001 and 2002, respectively, are included in “Other accrued expenses and current liabilities.”

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

	Fiscal
	2000	2001	2002
	(% of pre-tax income)
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	3.7	3.6	3.1
Foreign tax benefits	(2.2)	(0.9)	(0.7)
Permanent book/tax differences, primarily resulting from purchase accounting*	3.2	2.9	0.8
Tax credits and other	(1.5)	(2.3)	(1.9)

Effective income tax rate	38.2%	38.3%	36.3%

*	Includes goodwill amortization prior to fiscal 2002.

As of September 28, 2001 and September 27, 2002, the components of deferred taxes are as follows:

	Fiscal
	2001	2002
	(in thousands)
Deferred tax liabilities:
Property and equipment	$80,370	$87,351
Inventory	8,607	9,283
Investments	25,555	24,098
Other intangible assets, including goodwill	2,777	21,086
Other	10,398	11,853

Gross deferred tax liability	127,707	153,671

Deferred tax assets:
Insurance	9,003	9,832
Employee compensation and benefits	52,429	57,771
Accruals and allowances	23,400	26,937
Other	5,736	1,444

Gross deferred tax asset	90,568	95,984

Net deferred tax liability	$37,139	$57,687

NOTE 7.    CAPITAL STOCK:

On December 14, 2001, the Company completed an initial public offering of 34.5 million shares of its Class B common stock at a price of $23.00 per share, raising approximately $742.9 million, net of issuance costs. Just prior to the completion of the initial public offering, old ARAMARK Corporation merged with its wholly owned subsidiary, ARAMARK Worldwide Corporation. Each outstanding ARAMARK old Class B and old Class A common share was exchanged for two shares and twenty shares, respectively, of the surviving corporation’s Class A common stock which had the effect of a two-for-one stock split. ARAMARK Worldwide’s name was changed to ARAMARK Corporation, and it succeeded to all the assets, liabilities, rights and obligations of old ARAMARK. Shareholders’ equity, share and per share amounts have been restated to give

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect to the two-for-one merger exchange ratio and the change in capital stock of the Company. The restatement had no effect on other amounts, including net income previously reported by ARAMARK.

Prior to the completion of the merger, the Company and its shareholders were parties to an Amended and Restated Stockholders’ Agreement. Pursuant to this agreement, holders of common stock who were individuals, upon their death, complete disability or normal retirement, could cause the Company to repurchase up to 30% of their shares for cash at the then appraised value, but only to the extent such repurchase by the Company was permitted under the Credit Agreement. Under this Credit Agreement restriction, repurchases of capital stock could not exceed an aggregate limit, which was $20 million at September 28, 2001. This potential repurchase obligation has been classified outside of shareholders’ equity in the accompanying balance sheet as of September 28, 2001. Also, the Stockholders’ Agreement provided that the Company could, at its option, repurchase shares from individuals who were no longer employees. Such repurchased shares could be resold to others including replacement personnel at prices equal to or greater than the repurchase price. Generally, payment for shares repurchased could be, at the Company’s option, in cash or subordinated installment notes, which were subordinated to all other indebtedness of the Company. Interest on these notes is payable semi-annually and principal payments are made annually over varying periods not to exceed ten years. The noncurrent portion of these notes ($34.9 million as of September 28, 2001 and $10.6 million as of September 27, 2002) is included in the consolidated balance sheets as “Other noncurrent liabilities” and the current portion of these notes ($43.8 million as of September 28, 2001 and $22.7 million as of September 27, 2002) is included in the consolidated balance sheets as “Accounts payable.” Upon completion of the merger, the Amended and Restated Stockholders’ Agreement was terminated and the Company’s limited obligation to repurchase shares was eliminated.

Although the Class B shares contain the same economic interests in the Company as the Class A shares, the Class A shares entitle holders to ten votes per share while the Class B shareholders are entitled to one vote per share. After the completion of the initial public offering, but prior to the stock buybacks discussed below, Class A shares constituted about 83% of the total outstanding stock and about 98% of the total voting power, while the Class B shares constituted about 17% of the total outstanding shares and about 2% of the total voting power.

On December 14, 2001, the Company purchased 3,276,700 Class A shares owned by employee benefit plans for $23.00 per share, resulting in a cash expenditure of $75.4 million. These shares, which are reflected as treasury shares, represented 10% of all Class A shares owned by these benefit plans at that time.

On December 17, 2001, the Company announced an offer to purchase up to 10% of its Class A common stock, excluding shares owned by benefit plans, for $23.00 per share. On January 25, 2002, the Company completed the tender offer for its Class A common stock and purchased 13.7 million shares for approximately $314 million. The remaining proceeds from the initial public offering were used to repay a portion of the bridge loan discussed in Note 2.

In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors has approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. Repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions, from time to time, depending on market conditions, and may be discontinued at any time. During fiscal 2002, the Company repurchased 3,248,700 shares of Class B common stock at an aggregate cost of approximately $70.3 million. Additionally, during fiscal 2002, the Company purchased 1,500,000 shares of Class B common stock from employee benefit plans at an aggregate cost of approximately $39.8 million, to provide plan liquidity prior to the lapse of certain restrictions imposed at the time of the public offering.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ARAMARK Ownership Plan provided for the issuance of options to purchase shares of common stock, Class A. During fiscal 2002, under this program, employees purchased approximately 7.5 million shares or $37.2 million of Class A common stock for $28.4 million cash plus $8.8 million of deferred payment obligations. Also, during fiscal 2002, approximately 35.3 million Class A shares were converted to Class B shares. Concurrent with the establishment of the ARAMARK 2001 Equity Incentive Plan, as discussed below, no future stock option grants will be made under the ARAMARK Ownership Plan. The Company granted installment stock purchase opportunities under this plan which provide for the purchase of shares of common stock, Class A. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company had a Deferred Payment Program, which enabled holders of installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at rates ranging from 6.75% to 9.5% and is payable when the deferred payments are due. At September 28, 2001 and September 27, 2002, the receivables from individuals under the Deferred Payment Program were $3.4 million and $6.1 million, respectively, which are reflected as a reduction of shareholders’ equity. The deferred payments are full recourse obligations and the Company holds as collateral shares purchased until the deferred payment is received from the individual by the Company. During fiscal 2000, 2001 and 2002, the Company sold for cash, without recourse, approximately $27 million, $38 million and $27 million, respectively, of Deferred Payment Program notes receivable. The sales price for sales of Deferred Payment Program notes receivable sold during fiscal 2000 and 2002 approximated book value. The sales price of $41 million during fiscal 2001 resulted in a gain of $2 million (net of transaction costs), which is included in “Interest and other financing costs, net.” The proceeds were used to repay borrowings under the credit facility.

On December 10, 2001, shareholders approved the ARAMARK 2001 Equity Incentive Plan, which provides for the initial issuance of up to 30 million shares of either Class A or Class B common stock, with an additional 3% of the Company’s common stock outstanding as of the end of the prior calendar year becoming available under the plan on each January 1 following the adoption of the plan. Concurrent with the initial public offering, the Company granted 3.7 million options to purchase Class A common stock under the plan. The options vest ratably over four years, with an exercise price equal to the initial public offering price. The exercise price of additional option grants is equal to the current fair market value at the date of grant.

As of September 27, 2002, the Company has reserved approximately 58.5 million shares of common stock for issuance, pursuant to its employee ownership and benefit programs.

The status of options under the various ownership programs follows (the number of shares and option prices reflect the merger exchange ratios that have the effect of a 2 for 1 split described above):

	Number of Shares			Average Option Price
	2000	2001	2002	2000	2001	2002
Outstanding at beginning of year	41,059,216	36,043,372	32,195,498	$3.59	$5.15	$6.61
Options granted	14,761,400	10,645,000	4,789,297	$7.35	$8.87	$23.32
Options exercised	12,950,292	9,193,042	7,498,853	$3.10	$4.07	$4.96
Canceled/forfeited	6,826,952	5,299,832	2,275,525	$4.28	$5.67	$7.80
Outstanding at end of year	36,043,372	32,195,498	27,210,417	$5.15	$6.61	$9.90
Exercisable at end of year	1,616,494	1,421,784	1,466,587	$2.69	$3.38	$5.36

At September 27, 2002, there were 27,210,417 options outstanding, of which 22,553,820 were granted prior to fiscal 2002 and 4,656,597 were granted in fiscal 2002. The exercise prices of the pre-fiscal 2002 options range from $2.93 to $9.95 per share (weighted average of $7.13 per share) with an average remaining contractual term of 2.4 years. The exercise prices of the fiscal 2002 options range from $20.40 to $26.40 per share (weighted average of $23.33 per share) with an average remaining contractual term of 9.3 years.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized related to the plans described above. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below.

	Fiscal
	2000	2001	2002
	(in thousands, except per share data)
Net Income
As reported	$167,960	$176,496	$269,912
Pro forma	$163,760	$173,354	$263,770
Earnings per share
As reported:
Basic	$0.94	$1.03	$1.42
Diluted	$0.88	$0.97	$1.34
Pro forma:
Basic	$0.92	$1.01	$1.39
Diluted	$0.86	$0.96	$1.31

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to fiscal 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

The weighted average fair value of options granted in fiscal 2000 and 2001 was $1.32 and $1.54 per option, respectively. As the Company’s stock was not publicly traded in fiscal 2000 and 2001, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

	Fiscal
	2000	2001
Risk-free interest rate	5.2-6.1%	5.9-6.4%
Expected life in years	3.4	3.3
Dividend yield	—	—

The weighted average fair value of options granted in fiscal 2002 was $7.57 per option. The fair value of each option was estimated on the grant date using the Black-Scholes Option Pricing Model, with the following assumptions:

Risk-free interest rate	2.7-4.9%
Expected life in years	5
Dividend yield	—
Expected volatility	27%

NOTE 8.    ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $179.8 million and $183.9 million at September 28, 2001 and September 27, 2002, respectively, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At September 28, 2001 and September 27, 2002, respectively, $140.9 million and $178.9 million of accounts receivable were sold and removed from the consolidated balance sheet. The loss on the sale of receivables was $5.1 million in fiscal 2001 and fiscal 2002, respectively, and is included in “Interest and other financing costs, net.” The Company amended the Receivables Facility during the third quarter of fiscal 2002 to include certain subsidiaries of ServiceMaster Management Services (see Note 2) as part of the Receivables Facility and increased the maximum sale amount from $200 million to $250 million.

NOTE 9.    COMMITMENTS AND CONTINGENCIES:

The Company has capital commitments of approximately $120.3 million at September 27, 2002 in connection with several long-term concession contracts. The Company also has letters of credit outstanding in the amount of $33 million, and has guaranteed certain indebtedness of two investee entities in the approximate amount of $27 million as of September 27, 2002.

Rental expense for all operating leases was $167.4 million, $174.8 million and $179.1 million for fiscal 2000, 2001 and 2002, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of September 27, 2002:

Fiscal Year	(in thousands)
2003	$216,251
2004	118,701
2005	90,983
2006	74,395
2007	56,289
Subsequent years	249,463

Total minimum rental obligations	$806,082

The Company may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which the Company acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to, the pre acquisition period. The Company has $25 million of insurance coverage for such exposure with a $5 million retained loss limit.

The Company is party to certain claims and litigation. Such items include, among others, employment matters, compliance with various government regulations, contractual disputes and other matters arising in the normal course of business. The Company is vigorously defending these matters and believes that the ultimate resolution is not likely to have a material effect on the consolidated financial condition or results of operations. Negotiations are currently underway toward a settlement of certain matters related to public school food service programs, and management does not believe such settlement will have a material effect on the consolidated

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial condition or results of operations. During the fourth quarter of fiscal 2001, the liability related to these matters was adjusted to reflect the current status of the settlement discussions. It is possible that future claims could be asserted related to such public school programs; however, management believes its interpretation of the applicable government regulations is correct and will defend vigorously against any such claims if asserted.

NOTE 10.    QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 2001 and 2002:

	Fiscal Quarter
2001	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Sales	$1,947,278	$1,881,033	$1,980,854	$1,979,525	$7,788,690
Cost of services provided	1,751,969	1,716,998	1,777,069	1,756,694	7,002,730
Net income	43,428	23,762	48,051	61,255	176,496
Diluted earnings per share	$0.24	$0.13	$0.27	$0.34	$0.97

	Fiscal Quarter
2002	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Sales	$2,109,688	$2,150,536	$2,235,584	$2,274,033	$8,769,841
Cost of services provided	1,903,989	1,957,424	2,004,700	2,016,809	7,882,922
Other income, net (Note 12)	—	37,889	5,806	—	43,695
Net income	51,443	64,371	72,572	81,526	269,912
Diluted earnings per share	$0.27	$0.31	$0.35	$0.40	$1.34

In the first and second fiscal quarters, within the Food and Support Services—United States segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations which is partly offset by increased activity in the educational market. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts which is partially offset by the effect of summer recess in the educational market. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first quarter.

During the fourth quarter of fiscal 2001, operating results were negatively affected by the September 11th terrorist attacks, a litigation related charge and start up costs incurred in connection with a new correctional services contract.

NOTE 11.    BUSINESS SEGMENTS:

The Company provides or manages services in three strategic areas: Food and Support Services, Uniform and Career Apparel and Educational Resources which are organized and managed in the following reportable business segments:

Food and Support Services—United States—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. As a result of the terrorist attacks of September 11th, customer locations in and around the World Trade Center were either destroyed or closed and Major League Baseball and National Football League games were postponed until fiscal 2002, adversely impacting fiscal 2001 financial results in this segment. Had the terrorist attacks not occurred, management estimates that fiscal 2001 segment sales and operating income would have been approximately 1%

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and 3%, respectively, higher than reported. Included in operating income in fiscal 2002 is approximately $3.2 million of business interruption proceeds received, related to losses incurred as a result of the September 11, 2001 terrorist attacks. Additional proceeds from the business interruption coverage will be recognized in future periods as claims are settled.

Food and Support Services—International—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in Belgium, Canada, Ireland, Chile, the Czech Republic, Germany, Hungary, Japan, Korea, Mexico, Spain and the United Kingdom.

Uniform and Career Apparel—Rental—Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis. Also provided are walk-off mats, cleaning cloths, disposable towels and other environmental control items.

Uniform and Career Apparel—Direct Marketing—Direct marketing of personalized uniforms and career apparel, public safety equipment and accessories to businesses, public institutions and individuals.

Educational Resources—Provider of infant, toddler, pre-school and school-age learning programs through community-based child care centers, before and after school programs, employer on-site child care centers and private elementary schools.

Corporate and Other—The corporate and other segment includes general corporate expenses not specifically allocated to an individual segment. Included in the Corporate and Other segment during fiscal 2001 is a gain of $6.6 million resulting from the redemption of preferred stock by an entity which the Company divested in fiscal 1997. Also included in Corporate and Other in fiscal 2001 are charges related to certain litigation pertaining to a previously divested entity ($1.5 million), merger and acquisition related costs ($0.5 million), and the immaterial cumulative effect ($2.6 million) of a change by the Educational Resources business in accounting for non-refundable registration fees pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 101.

Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

Net property and equipment by geographic area is as follows:

	Fiscal
	2001	2002
	(in millions)
United States	$1,026.9	$1,172.0
International	60.9	77.3

Total	$1,087.8	$1,249.3

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Sales
	Fiscal
	2000	2001	2002
	(in millions)
Food and Support Services—United States	$4,396.3	$4,782.1	$5,674.5
Food and Support Services—International	1,001.9	1,109.3	1,200.8
Uniform and Career Apparel—Rental	969.6	995.2	1,004.2
Uniform and Career Apparel—Direct Marketing	455.7	438.8	434.5
Educational Resources	439.4	463.3	455.8

Total	$7,262.9	$7,788.7	$8,769.8

	Depreciation and Amortization*
	Fiscal
	2000	2001	2002
	(in millions)
Food and Support Services—United States	$113.7	$127.3	$147.0
Food and Support Services—International	16.7	19.0	20.4
Uniform and Career Apparel—Rental	45.7	48.3	46.6
Uniform and Career Apparel—Direct Marketing	19.8	17.9	13.6
Educational Resources	23.0	25.7	25.6
Corporate and Other	1.9	2.0	2.0

Total	$220.8	$240.2	$255.2

*	Includes goodwill amortization in fiscal 2000 and 2001. See Note 3.

	Operating Income
	Fiscal
	2000	2001	2002
	(in millions)
Food and Support Services—United States	$244.5	$264.7	$326.7
Food and Support Services—International	40.2	39.4	46.3
Uniform and Career Apparel—Rental	118.5	119.7	121.9
Uniform and Career Apparel—Direct Marketing	10.8	15.6	22.6
Educational Resources	32.3	25.4	29.2

	446.3	464.8	546.7
Corporate and Other	(26.7)	(25.3)	(30.1)
Other income, net (Note 12)	—	—	43.7

Operating income	419.6	439.5	560.3
Interest and other financing costs, net	(147.8)	(153.3)	(136.7)

Income before income taxes	$271.8	$286.2	$423.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Capital Expenditures			Identifiable Assets
	Fiscal			Fiscal
	2000	2001	2002	2000	2001	2002
	(in millions)
Food and Support Services—United States	$160.6	$94.0	$241.0	$1,442.3	$1,344.9	$2,240.5
Food and Support Services—International	22.0	31.2	25.5	253.0	359.1	435.5
Uniform and Career Apparel—Rental	65.2	72.8	66.1	818.3	856.4	896.0
Uniform and Career Apparel—Direct Marketing	7.0	7.8	4.6	301.7	272.9	280.1
Educational Resources	56.4	40.5	36.2	257.4	264.1	271.2
Corporate and Other	0.1	0.2	0.2	126.7	119.0	136.0

	$311.3	$246.5	$373.6	$3,199.4	$3,216.4	$4,259.3

NOTE 12.    OTHER INCOME:

In fiscal 2002, the Company recorded a pre-tax net gain of $5.8 million, consisting of a gain ($7.4 million) on the sale of a residual interest in a previously divested business and charges ($1.6 million) incurred in connection with initiating the shareholder stock sale program in June 2002. Additionally, the Company sold its interests in the Boston Red Sox Baseball Club and a related entity, which controls the rights to broadcast Red Sox games. The sale resulted in a pre-tax gain of approximately $37.9 million. These pre-tax gains are presented in “Other income, net” in the accompanying consolidated statements of income.

NOTE 13.    SUBSEQUENT EVENTS:

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in October 2002, the Company signed an agreement to acquire the business of Fine Host Corporation, a food service management company, for approximately $100 million in cash. The Company intends to fund these acquisitions through borrowings under the revolving credit facility.

NOTE 14.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK  CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt described in Note 4 and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of September 27, 2002. See Note 4. The other subsidiaries, which are not subsidiaries of ARAMARK Services, Inc., do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 28, 2001
(dollars in millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$17.3	$7.1	$0.4	$—	$24.8
Receivables	310.8	191.6	0.9	—	503.3
Inventories, at lower of cost or market	93.3	322.5	—	—	415.8
Prepayments and other current assets	34.0	39.9	2.4	—	76.3

Total current assets	455.4	561.1	3.7	—	1,020.2

Property and Equipment, net	249.1	836.4	2.3	—	1,087.8
Goodwill	206.2	498.8	—	—	705.0
Intercompany Receivable	2,243.5	105.6	—	(2,349.1)	—
Investment in Subsidiaries	—	—	1,709.5	(1,709.5)	—
Other Intangible Assets	28.2	76.1	—	—	104.3
Other Assets	162.0	133.6	3.5	—	299.1

	$3,344.4	$2,211.6	$1,719.0	$(4,058.6)	$3,216.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$34.3	$0.4	$—	$—	$34.7
Accounts payable	293.6	117.0	48.6	—	459.2
Accrued expenses and other liabilities	348.4	224.1	17.7	—	590.2

Total current liabilities	676.3	341.5	66.3	—	1,084.1

Long-Term Borrowings	1,629.4	6.5	—	—	1,635.9
Deferred Income Taxes and Other Noncurrent Liabilities	74.1	103.7	51.7	—	229.5
Intercompany Payable	773.4	241.6	1,334.1	(2,349.1)	—
Common Stock Subject to Potential Repurchase Under Provisions of Stockholders’ Agreement	—	—	20.0	—	20.0
Shareholders’ Equity Excluding Common Stock Subject to Repurchase	191.2	1,518.3	246.9	(1,709.5)	246.9

	$3,344.4	$2,211.6	$1,719.0	$(4,058.6)	$3,216.4

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
September 27, 2002
(dollars in millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19.1	$12.7	$0.1	$—	$31.9
Receivables	343.1	204.8	0.4	—	548.3
Inventories, at lower of cost or market	98.7	326.5	—	—	425.2
Prepayments and other current assets	50.6	41.4	1.0	—	93.0

Total current assets	511.5	585.4	1.5	—	1,098.4

Property and Equipment, net	367.1	879.9	2.3	—	1,249.3
Goodwill	849.9	519.6	—	—	1,369.5
Intercompany Receivable	2,317.9	105.6	—	(2,423.5)	—
Investment in Subsidiaries	—	—	2,337.4	(2,337.4)	—
Other Intangible Assets	179.5	62.8	—	—	242.3
Other Assets	196.8	100.5	2.5	—	299.8

	$4,422.7	$2,253.8	$2,343.7	$(4,760.9)	$4,259.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$38.5	$1.4	$—	$—	$39.9
Accounts payable	352.2	116.6	32.4	—	501.2
Accrued expenses and other liabilities	508.9	236.9	16.7	—	762.5

Total current liabilities	899.6	354.9	49.1	—	1,303.6

Long-Term Borrowings	1,828.8	6.9	—	—	1,835.7
Deferred Income Taxes and Other Noncurrent Liabilities	146.2	87.7	28.0	—	261.9
Intercompany Payable	942.5	72.5	1,408.5	(2,423.5)	—
Shareholders’ Equity	605.6	1,731.8	858.1	(2,337.4)	858.1

	$4,422.7	$2,253.8	$2,343.7	$(4,760.9)	$4,259.3

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended September 29, 2000
(dollars in millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$4,477.9	$2,785.0	$—	$—	$7,262.9
Equity in Net Income of Subsidiaries	—	—	168.0	(168.0)	—
Management Fee Income	—	—	29.5	(29.5)	—

	4,477.9	2,785.0	197.5	(197.5)	7,262.9
Costs and Expenses:
Cost of services provided	4,211.5	2,342.5	—	(23.0)	6,531.0
Depreciation and amortization	91.5	129.0	—	0.3	220.8
Selling and general corporate expenses	45.4	23.4	21.1	1.6	91.5

	4,348.4	2,494.9	21.1	(21.1)	6,843.3

Operating Income	129.5	290.1	176.4	(176.4)	419.6
Interest and Other Financing Costs, net:
Interest expense, net	139.1	0.3	8.4	—	147.8
Intercompany interest, net	(19.8)	28.2	—	(8.4)	—

Interest and Other Financing Costs, net	119.3	28.5	8.4	(8.4)	147.8

Income before income taxes	10.2	261.6	168.0	(168.0)	271.8
Provision for Income Taxes	6.7	97.1	—	—	103.8

Net Income	$3.5	$164.5	$168.0	$(168.0)	$168.0

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended September 28, 2001
(dollars in millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$4,780.1	$3,008.6	$—	$—	$7,788.7
Equity in Net Income of Subsidiaries	—	—	176.5	(176.5)	—
Management Fee Income	—	—	32.6	(32.6)	—

	4,780.1	3,008.6	209.1	(209.1)	7,788.7
Costs and Expenses:
Cost of services provided	4,485.0	2,544.7	—	(26.9)	7,002.8
Depreciation and amortization	97.7	142.1	—	0.4	240.2
Selling and general corporate expenses	53.2	26.5	26.6	(0.1)	106.2

	4,635.9	2,713.3	26.6	(26.6)	7,349.2

Operating Income	144.2	295.3	182.5	(182.5)	439.5
Interest and Other Financing Costs, net:
Interest expense, net	147.1	0.2	6.0	—	153.3
Intercompany interest, net	(33.8)	39.8	—	(6.0)	—

Interest and Other Financing Costs, net	113.3	40.0	6.0	(6.0)	153.3

Income before income taxes	30.9	255.3	176.5	(176.5)	286.2
Provision for Income Taxes	16.5	93.2	—	—	109.7

Net Income	$14.4	$162.1	$176.5	$(176.5)	$176.5

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the fiscal year ended September 27, 2002
(dollars in millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$5,753.6	$3,016.2	$—	$—	$8,769.8
Equity in Net Income of Subsidiaries	—	—	269.9	(269.9)	—
Management Fee Income	—	—	34.2	(34.2)	—

	5,753.6	3,016.2	304.1	(304.1)	8,769.8
Costs and Expenses:
Cost of services provided	5,377.9	2,538.0	—	(33.0)	7,882.9
Depreciation and amortization	123.4	130.2	—	1.6	255.2
Selling and general corporate expenses	57.5	27.9	29.6	0.2	115.2
Other income, net (Note 12)	(37.9)	(7.4)	1.6	—	(43.7)

	5,520.9	2,688.7	31.2	(31.2)	8,209.6

Operating Income	232.7	327.5	272.9	(272.9)	560.2
Interest and Other Financing Costs, net:
Interest expense, net	133.0	0.6	3.0	—	136.6
Intercompany interest, net	(23.7)	26.7	—	(3.0)	—

Interest and Other Financing Costs, net	109.3	27.3	3.0	(3.0)	136.6

Income before income taxes	123.4	300.2	269.9	(269.9)	423.6
Provision for Income Taxes	46.0	107.7	—	—	153.7

Net Income	$77.4	$192.5	$269.9	$(269.9)	$269.9

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the fiscal year ended September 29, 2000
(dollars in millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$165.5	$267.3	$(25.7)	$—	$407.1
Cash flows from investing activities:
Purchases of property and equipment	(80.3)	(154.3)	—	—	(234.6)
Disposals of property and equipment	11.5	16.0	—	—	27.5
Acquisition of businesses	—	(233.5)	—	—	(233.5)
Other investing activities	(28.1)	(14.6)	(0.3)	—	(43.0)

Net cash used in investing activities	(96.9)	(386.4)	(0.3)	—	(483.6)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	357.7	—	—	—	357.7
Payment of long-term borrowings	(129.9)	(3.2)	(26.7)	—	(159.8)
Proceeds from issuance of common stock	—	—	31.2	—	31.2
Repurchase of common stock	—	—	(155.4)	—	(155.4)
Change in intercompany, net	(296.9)	119.9	177.0	—	—
Other financing activities	(0.3)	—	—	—	(0.3)

Net cash provided by (used in) financing activities	(69.4)	116.7	26.1	—	73.4

Increase (decrease) in cash and cash equivalents	(0.8)	(2.4)	0.1	—	(3.1)
Cash and cash equivalents, beginning of period	20.3	7.2	0.2	—	27.7

Cash and cash equivalents, end of period	$19.5	$4.8	$0.3	$—	$24.6

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the fiscal year ended September 28, 2001
(dollars in millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$233.0	$307.7	$(43.8)	$—	$496.9
Cash flows from investing activities:
Purchases of property and equipment	(89.8)	(151.0)	(0.2)	—	(241.0)
Disposals of property and equipment	6.2	16.1	—	—	22.3
Proceeds from sale of investments	—	8.2	—	—	8.2
Acquisition of businesses	(49.0)	(30.6)	—	—	(79.6)
Other investing activities	(8.3)	19.5	(0.3)	—	10.9

Net cash used in investing activities	(140.9)	(137.8)	(0.5)	—	(279.2)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	21.3	6.6	—	—	27.9
Payment of long-term borrowings	(218.1)	(2.7)	—	—	(220.8)
Proceeds from issuance of common stock	—	—	31.5	—	31.5
Repurchase of common stock	—	—	(55.1)	—	(55.1)
Change in intercompany, net	103.5	(171.5)	68.0	—	—
Other financing activities	(1.0)	—	—	—	(1.0)

Net cash provided by (used in) financing activities	(94.3)	(167.6)	44.4	—	(217.5)

Increase (decrease) in cash and cash equivalents	(2.2)	2.3	0.1	—	0.2
Cash and cash equivalents, beginning of period	19.5	4.8	0.3	—	24.6

Cash and cash equivalents, end of period	$17.3	$7.1	$0.4	$—	$24.8

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the fiscal year ended September 27, 2002
(dollars in millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$373.0	$291.2	$(33.3)	$—	$630.9
Cash flows from investing activities:
Purchases of property and equipment	(111.0)	(155.5)	(0.1)	—	(266.6)
Disposals of property and equipment	13.4	10.4	—	—	23.8
Proceeds from sale of investments	68.8	8.2	—	—	77.0
Divestiture of certain businesses	3.5	—	—	—	3.5
Acquisition of businesses	(899.9)	(27.7)	—	—	(927.6)
Other investing activities	17.0	13.8	(0.2)	—	30.6

Net cash used in investing activities	(908.2)	(150.8)	(0.3)	—	(1,059.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	1,205.9	(0.6)	—	—	1,205.3
Payment of long-term borrowings	(1,028.9)	(3.6)	—	—	(1,032.5)
Repurchase of common stock	—	—	(499.4)	—	(499.4)
Proceeds from issuance of common stock	—	—	771.2	—	771.2
Change in intercompany, net	366.5	(130.6)	(235.9)	—	—
Other financing activities	(6.5)	—	(2.6)	—	(9.1)

Net cash provided by (used in) financing activities	537.0	(134.8)	33.3	—	435.5

Increase (decrease) in cash and cash equivalents	1.8	5.6	(0.3)	—	7.1
Cash and cash equivalents, beginning of period	17.3	7.1	0.4	—	24.8

Cash and cash equivalents, end of period	$19.1	$12.7	$0.1	$—	$31.9

ARAMARK CORPORATION AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE FISCAL YEARS ENDED SEPTEMBER 29, 2000, SEPTEMBER 28, 2001
AND SEPTEMBER 27, 2002

	Balance, Beginning of Fiscal Year	Additions		Reductions		Balance, End of Fiscal Year
Description		Acquisition of Businesses	Charged to Income	Divestiture of Businesses	Deductions from Reserves(1)
	(in thousands)
Fiscal Year 2000
Reserve for doubtful accounts, advances & current notes receivable	$22,496	$647	$15,048	$—	$13,388	$24,803

Fiscal Year 2001
Reserve for doubtful accounts, advances & current notes receivable	$24,803	$—	$18,039	$—	$20,271	$22,571

Fiscal Year 2002
Reserve for doubtful accounts, advances & current notes receivable	$22,571	$9,638	$18,361	$—	$18,897	$31,673

(1)	Allowances granted and amounts determined not to be collectible.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Assistant Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2
Agreement and Plan of Merger Agreement dated as of November 14, 2001 between ARAMARK Corporation and ARAMARK Worldwide Corporation (incorporated by reference to Annex A to ARAMARK Corporation’s Registration Statement on Form S-4 filed with the Commission on November 15, 2001, pursuant to the Securities Act).

3.1	Amended and Restated Certificate of Incorporation of ARAMARK Corporation.*

3.2
Bylaws of ARAMARK Corporation (incorporated by reference to Exhibit 3.3 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002 pursuant to the Securities Act (Registration No. 333-85050)).

4.1
Form of stock certificate for Class B common stock (incorporated by reference to Exhibit 4.8 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on October 9, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.2
Form of stock certificate for Class A-1, Class A-2, Class A-3, Class B-1, Class B-2 and Class B-3 common stock (incorporated by reference to Exhibit 4.9 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on October 9, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.3
Form of Rights Agreement (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.4
Form of Registration Rights Agreement among ARAMARK Worldwide Corporation (now ARAMARK Corporation) and Joseph Neubauer and each of the other holders listed on Schedule 1 thereto (incorporated by reference to Exhibit 4.13 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.5
Form of 1991 Subordinated Indenture, between ARAMARK Corporation and The Bank of New York, as trustee, relating to the subordinated securities (incorporated by reference to Exhibit (4)(a) to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357)).

4.6
Form of 1991 Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and The Bank of New York, as trustee, relating to the guaranteed securities (incorporated by reference to Exhibit (4)(b) to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357)).

4.7
Form of Debt Indenture, between ARAMARK Corporation and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.8
Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

Long-term debt instruments authorizing debt that does not exceed 10% of the total consolidated assets of ARAMARK are not filed herewith but will be furnished on request of the Commission.

1

10.1
1999 Employment Agreement with Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on November 24, 1999, pursuant to the Exchange Act (File No. 001-08827)).**

10.2
Form of Amendment No. 1 to Employment Agreement among ARAMARK Corporation, ARAMARK Worldwide Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.3
Form of Agreement relating to employment and post-employment competition with William Leonard (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.4
Form of Agreement relating to employment and post-employment competition with L. Frederick Sutherland (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.5
Form of Agreement relating to employment and post-employment competition with Brian G. Mulvaney (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.6
Form of Agreement relating to employment and post-employment competition with John J. Zillmer (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.7
Form of Agreement relating to employment and post-employment competition with Bart J. Colli (incorporated by reference to Exhibit 10.13 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 7, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.8
Credit and Guaranty Agreement dated January 7, 1998 and amendments thereto dated May 7, 1998 and September 10, 1998 (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on November 25, 1998, pursuant to the Exchange Act (File No. 001-08827)).

10.9
Amendment No. 2 to the Credit and Guaranty Agreement dated August 13, 2001 (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.10
Amendment No. 3 to the Credit and Guaranty Agreement dated November 9, 2001, (incorporated by reference to Exhibit 10.12 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 15, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.11
Letter Agreement dated February 12, 2001 between ARAMARK Corporation and James E. Ksansnak (incorporated by reference to Exhibit 10.9 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.12
Master Distribution Agreement dated as of February 1, 2002, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2002, pursuant to the Exchange Act (File No. 001-08827)). †

2

10.13
Purchase Agreement between The ServiceMaster Company and ARAMARK Corporation, dated as of October 3, 2001, (incorporated by reference to Exhibit 10.11 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.14
Form of Stock Repurchase Agreement by ARAMARK Worldwide Corporation and U.S. Trust Company, National Association, in its capacity as trustee for the ARAMARK Retirement Savings Plan for Salaried Employees and for the ARAMARK Uniform and Career Apparel Group Retirement Savings Plan (incorporated by reference to Exhibit 10.14 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.15
Bridge Loan Agreement dated November 30, 2001 among ARAMARK Services, Inc., ARAMARK Corporation, as Parent Guarantor, the Lenders listed therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 7, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.16
ARAMARK 2001 Equity Incentive Plan (incorporated by reference to Annex E to ARAMARK Corporation’s Registration Statement on Form S-4 files with the Commission on November 16, 2001, pursuant to the Securities Act (Registration No. 333-65228)).**

10.17
ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89122)).**

10.18
ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.19
ARAMARK Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89118)).**

10.20
ARAMARK Corporation Combined Stock Ownership Plan for Employees (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on December 17, 2001, pursuant to the Securities Act (Registration No. 333-53163)).**

10.21	ARAMARK Corporation 1996 Directors Stock Ownership Plan. * **

12	Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of ARAMARK Corporation.*

23	Consent of KPMG LLP.*

24	Power of Attorney (included on the signature page hereto).

99.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

†	Portions omitted pursuant to a request for confidential treatment.
*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

3