Form 10-Q
period 2002-12-27
ARAMARK CORP/DE
filed 2003-02-06
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 27, 2002

Commission file number 001-16807

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-3086414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ARAMARK Tower 1101 Market Street Philadelphia, Pennsylvania	19107
(Address of principal executive offices)	(Zip Code)

(215) 238-3000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock outstanding at January 24, 2003: 112,550,435 shares

Class B common stock outstanding at January 24, 2003: 78,912,393 shares

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

ASSETS

	December 27, 2002	September 27, 2002
Current Assets:
Cash and cash equivalents	$27,793	$31,933
Receivables	567,034	548,297
Inventories, at lower of cost or market	435,129	425,182
Prepayments and other current assets	175,986	92,980

Total current assets	1,205,942	1,098,392

Property and Equipment, net	1,279,160	1,249,270
Goodwill	1,404,087	1,369,540
Other Intangible Assets	340,454	242,341
Other Assets	333,628	299,759

	$4,563,271	$4,259,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$18,699	$39,854
Accounts payable	440,613	501,193
Accrued expenses and other liabilities	799,326	762,515

Total current liabilities	1,258,638	1,303,562

Long-Term Borrowings	2,116,523	1,835,713
Deferred Income Taxes and Other Noncurrent Liabilities	289,417	261,842
Shareholders’ Equity:
Class A common stock, par value $.01	1,290	1,387
Class B common stock, par value $.01	804	700
Capital surplus	831,837	821,242
Earnings retained for use in the business	615,736	553,037
Accumulated other comprehensive income (loss)	(12,214)	(18,671)
Treasury stock	(538,760)	(499,510)

Total	898,693	858,185

	$4,563,271	$4,259,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	December 27, 2002	December 28, 2001
Sales	$2,387,706	$2,114,056

Costs and Expenses:
Cost of services provided	2,152,886	1,908,357
Depreciation and amortization	68,628	60,353
Selling and general corporate expenses	30,398	27,398

	2,251,912	1,996,108

Operating income	135,794	117,948
Interest and Other Financing Costs, net	35,255	35,498

Income before income taxes	100,539	82,450
Provision for Income Taxes	37,840	31,007

Net income	$62,699	$51,443

Earnings Per Share:
Basic	$.33	$.29

Diluted	$.31	$.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended
	December 27, 2002	December 28, 2001
Cash flows from operating activities:
Net income	$62,699	$51,443
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	68,628	60,353
Income taxes deferred	6,555	5,144
Changes in noncash working capital	(171,316)	(195,470)
Net proceeds from sale of receivables	47,500	41,105
Other operating activities	(3,603)	(5,201)

Net cash provided by (used in) operating activities	10,463	(42,626)

Cash flows from investing activities:
Purchases of property and equipment	(66,140)	(40,516)
Disposals of property and equipment	11,980	3,034
Acquisition of certain businesses	(169,467)	(793,910)
Other investing activities	(4,909)	13,705

Net cash used in investing activities	(228,536)	(817,687)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	293,960	623,808
Payment of long-term borrowings	(41,233)	(421,899)
Proceeds from issuance of common stock	757	743,095
Repurchase of stock	(40,129)	(80,128)
Other financing activities	578	(2,225)

Net cash provided by financing activities	213,933	862,651

Increase (decrease) in cash and cash equivalents	(4,140)	2,338
Cash and cash equivalents, beginning of period	31,933	24,799

Cash and cash equivalents, end of period	$27,793	$27,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. Prior period “Sales” and “Cost of services provided” have been reclassified to conform to the current period classification. The effect was not material. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of our business activities and the possibility of changes in general economic conditions.

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

Although the Class B shares contain the same economic interests in the Company as the Class A shares, the Class A shares entitle holders to ten votes per share, while the Class B stockholders are entitled to one vote per share. After the completion of the initial public offering, but prior to the stock buybacks discussed below, Class A shares constituted about 83% of the total outstanding stock and about 98% of the total voting power, while the Class B shares constituted about 17% of the total outstanding shares and about 2% of the total voting power.

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

On December 10, 2001, shareholders approved the ARAMARK 2001 Equity Incentive Plan (2001 EIP), which provides for the initial issuance of up to 30 million shares of either Class A or Class B common stock, with an additional 3% of the Company’s common stock outstanding as of the end of the prior calendar year becoming available under the plan on each January 1 following the adoption of the plan. Concurrent with the initial public offering, the Company granted 3.7 million options to purchase Class A common stock under the plan. The options vest ratably over four years, with an exercise price equal to the initial public offering price. No future stock option grants will be made under the previous ARAMARK Ownership Plan.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During the first quarter of fiscal 2003, an additional 3.8 million options were granted, to purchase common stock under the 2001 EIP. The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant.

During the first quarter of fiscal 2002, pursuant to the ARAMARK Ownership Program, employees purchased 481,170 shares or $2.5 million of common stock. During the first quarter of fiscal 2003, employees purchased 716,282 shares or $3.0 million of common stock.

In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors has approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. Repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions, from time to time, depending on market conditions, and may be discontinued at any time. During the first quarter of fiscal 2003, the Company repurchased 1,627,900 shares of Class B common stock at an aggregate cost of approximately $36.7 million.

(3)	GOODWILL AND OTHER INTANGIBLE ASSETS:

At the beginning of the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it is subject to at least an annual assessment for impairment by applying a fair value based test.

Goodwill, allocated by segment, follows (in thousands):

	September 27, 2002	Acquisitions	Translation and Other	December 27, 2002
Food and Support
Services – United States	$977,174	$35,675	$(195)	$1,012,654

Food and Support
Services – International	53,328	—	908	54,236

Uniform and Career
Apparel – Rental	156,450	659	—	157,109

Uniform and Career
Apparel – Direct Marketing	111,856	(2,500)	—	109,356

Educational Resources	70,732	—	—	70,732

Consolidated	$1,369,540	$33,834	$713	$1,404,087

The increase in goodwill is primarily due to the preliminary allocation of the cost related to the acquisition of the Clinical Technology Services and Fine Host Corporation businesses (see Note 10), which is subject to revision based on final determination of the purchase price allocations.

Other intangible assets at December 27, 2002 consist of (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$451,229	$(128,772)	$322,457
Other	31,970	(13,973)	17,997

Total	$483,199	$(142,745)	$340,454

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $110.2 million were acquired during the first quarter of fiscal 2003, as part of the acquisitions of the Clinical Technology Services business and Fine Host Corporation (see Note 10). Amortization for the 2003 first quarter was $12.1 million, including $1.2 million related to the writeoff of certain contract assets. Amortization for the 2002 first quarter was $10.7 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4) SUPPLEMENTAL CASH FLOW INFORMATION, ETC.:

The Company made interest payments of $29.2 million and $33.6 million and income tax payments of $43.1 million and $37.2 million during the first quarters of fiscal 2003 and 2002, respectively. During the first quarter of fiscal 2003, the Company received business interruption proceeds of approximately $1.3 million.

(5) EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended
	December 27, 2002	December 28, 2001
	(in thousands, except per share data)
Earnings:
Net income	$62,699	$51,443

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	190,194	175,984
Impact of potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	8,983	11,733

Total common shares used in diluted earnings per share calculation	199,177	187,717

Basic earnings per common share	$.33	$.29

Diluted earnings per common share	$.31	$.27

Options to purchase 8,035,926 shares were outstanding at December 27, 2002, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

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

	Three Months Ended
	December 27, 2002	December 28, 2001
	(in thousands, except per share data)
Net Income
As reported	$62,699	$51,443
Pro forma	$60,018	$50,666
Earnings per share
As reported:
Basic	$0.33	$0.29
Diluted	$0.31	$0.27
Pro forma:
Basic	$0.32	$0.29
Diluted	$0.30	$0.27

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $69.2 million and $45.6 million for the three months ended December 27, 2002 and December 28, 2001, respectively.

(7) ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements, to manage changes in market conditions related to debt obligations and foreign currency exposures. As of December 27, 2002, the Company has $100 million of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings. Concurrent with the April 2002 issuance of the Company’s 7% notes, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are designated as fair-value hedging instruments. Additionally, in connection with the August 2002 issuance of the Company’s 6.375% notes, in October 2002, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (6.375%)/pay variable (six month LIBOR). The swaps mature on February 15, 2008 and are designated as fair-value hedging instruments. There were no material forward exchange contract agreements outstanding as of December 27, 2002.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first quarters of fiscal 2003 and 2002, respectively, credits of approximately $0.6 million (net of tax) and $1.1 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of December 27, 2002, approximately $1.7 million of net unrealized losses related to interest rate swaps was included in “Accumulated other comprehensive income (loss),” all of which is expected to be reclassified into earnings during the next twelve months. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of December 27, 2002, approximately $25.8 million has been included in “Other assets,” with an offsetting increase in “Long-term borrowings” in the condensed consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first quarters of fiscal 2003 and 2002 was not material. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

(8) ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8) ACCOUNTS RECEIVABLE SECURITIZATION: (Continued)

interest in these receivables up to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $129.2 million and $183.9 million at December 27, 2002 and September 27, 2002, respectively, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At December 27, 2002 and September 27, 2002, respectively, $226.2 million and $178.9 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $1.1 million and $1.4 million in the first quarters of fiscal 2003 and 2002, respectively, and is included in “Interest and other financing costs, net.”

(9) SEGMENT INFORMATION:

Sales and operating income by segment follow:

	Three Months Ended
Sales	December 27, 2002	December 28, 2001
	(in thousands)

Food and Support Services—United States	$1,556,317	$1,317,585
Food and Support Services—International	335,727	304,167
Uniform and Career Apparel—Rental	254,664	250,596
Uniform and Career Apparel—Direct Marketing	129,232	128,540
Educational Resources	111,766	113,168

	$2,387,706	$2,114,056

	Three Months Ended
Operating Income	December 27, 2002	December 28, 2001
	(in thousands)
Food and Support Services—United States	$84,938	$66,952
Food and Support Services—International	13,958	11,527
Uniform and Career Apparel—Rental	27,492	30,301
Uniform and Career Apparel—Direct Marketing	9,928	9,767
Educational Resources	6,950	7,243

	143,266	125,790
Corporate and Other	(7,472)	(7,842)

Operating Income	135,794	117,948
Interest Expense, Net	(35,255)	(35,498)

Income Before Income Taxes	$100,539	$82,450

In the first and second fiscal quarters, within the Food and Support Services—United States segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations which is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts which is partially offset by the effect of summer recess on the educational accounts. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first quarter.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10) ACQUISITIONS:

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of the Fine Host Corporation, a food service management company, for approximately $100 million. The Company will include the results of Fine Host Corporation starting in the second quarter of fiscal 2003. The Company funded these acquisitions through borrowings under the revolving credit facility. The Company’s proforma results of operations for the first quarters of fiscal 2003 and 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective periods.

On November 30, 2001, the Company completed the acquisition of the management services division of The ServiceMaster Company (ServiceMaster Management Services). The aggregate consideration for the transaction was approximately $790 million in cash plus costs of the acquisition, and was allocated to the assets acquired and liabilities assumed based on estimates of the respective fair values, as follows: approximately $(34) million to working capital; approximately $43 million to other noncurrent assets, net; and approximately $167 million to amortizable intangible assets. The excess of the purchase price over the net assets acquired was allocated to goodwill.

The results of ServiceMaster Management Services have been included in the accompanying condensed consolidated financial statements from the date of acquisition and are included in the Food and Support Services—United States segment. Had the acquisition of ServiceMaster Management Services occurred at the beginning of fiscal 2002, pro forma sales, net income and diluted earnings per share for the three months ended December 28, 2001 would have been approximately $2.3 billion, $53.0 million and $.28 per share. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of fiscal 2002. Pro forma results are not intended to be a projection of future results.

(11) NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” See Note 13.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this Statement (see Note 5). The Company can elect to adopt any of the three transitional recognition provisions of this Statement prior to the end of the 2004 fiscal year.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12) FINANCING ACTIVITIES:

During the first quarter of fiscal 2003, a subsidiary of the Company completed a private placement of 30 million GBP and 30 million Euro notes (in total, approximately $79.4 million as of December 27, 2002). The notes bear interest based on six-month LIBOR (plus a spread of 2.32%) and six-month EURIBOR (plus a spread of 2.25%), respectively. Proceeds were used to repay borrowings primarily in the United Kingdom and Germany. The notes mature in November 2007.

(13) COMMITMENTS AND CONTINGENCIES:

ARAMARK has guaranteed certain indebtedness of two investee entities in the maximum amount of $26 million. Maturities of the guaranteed debt range from one to three years. Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $64 million at December 27, 2002. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 27, 2002.

The Company may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which the Company acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to, the pre-acquisition period. The Company has $25 million of insurance coverage for such exposure with a $5 million retained loss limit.

The Company has advanced funds to a concession services client which recently filed for the equivalent of bankruptcy protection. While management does not currently expect a significant impact, the realization of ARAMARK’s advance and related assets may be affected by the terms and conditions of the client’s financial reorganization, which cannot be determined at this time.

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

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.1 billion as of December 27, 2002. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 27, 2002

(In Millions)

ASSETS

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$19.7	$7.9	$0.2	$—	$27.8
Receivables	361.4	204.2	1.4	—	567.0
Inventories, at lower of cost or market	102.4	332.7	—	—	435.1
Prepayments and other current assets	141.6	34.4	—	—	176.0

Total current assets	625.1	579.2	1.6	—	1,205.9

Property and Equipment, net	392.5	884.5	2.1	—	1,279.1
Goodwill	886.2	517.9	—	—	1,404.1
Intercompany Receivable	1,713.9	871.4	—	(2,585.3)	—
Investment in Subsidiaries	—	—	2,405.9	(2,405.9)	—
Other Intangible Assets	278.0	62.5	—	—	340.5
Other Assets	223.7	107.4	2.5	—	333.6

	$4,119.4	$3,022.9	$2,412.1	$(4,991.2)	$4,563.2

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$16.2	$2.5	$—	$—	$18.7
Accounts payable	324.6	84.1	31.9	—	440.6
Accrued expenses and other liabilities	589.0	198.4	11.9	—	799.3

Total current liabilities	929.8	285.0	43.8	—	1,258.6

Long-Term Borrowings	2,107.3	9.2	—	—	2,116.5

Deferred Income Taxes and Other Noncurrent Liabilities	173.5	90.2	25.7	—	289.4
Intercompany Payable	127.0	1,014.4	1,443.9	(2,585.3)	—
Shareholders’ Equity	781.8	1,624.1	898.7	(2,405.9)	898.7

	$4,119.4	$3,022.9	$2,412.1	$(4,991.2)	$4,563.2

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

September 27, 2002

(In Millions)

ASSETS

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$19.1	$12.7	$0.1	$—	$31.9
Receivables	343.1	204.8	0.4	—	548.3
Inventories, at lower of cost or market	98.7	326.5	—	—	425.2
Prepayments and other current assets	50.6	41.4	1.0	—	93.0

Total current assets	511.5	585.4	1.5	—	1,098.4

Property and Equipment, net	367.1	879.9	2.3	—	1,249.3
Goodwill	849.9	519.6	—	—	1,369.5
Intercompany Receivable	2,317.9	105.6	—	(2,423.5)	—
Investment in Subsidiaries	—	—	2,337.4	(2,337.4)	—
Other Intangible Assets	179.5	62.8	—	—	242.3
Other Assets	196.8	100.5	2.5	—	299.8

	$4,422.7	$2,253.8	$2,343.7	$(4,760.9)	$4,259.3

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$38.5	$1.4	$—	$—	$39.9
Accounts payable	352.2	116.6	32.4	—	501.2
Accrued expenses and other liabilities	508.9	236.9	16.7	—	762.5

Total current liabilities	899.6	354.9	49.1	—	1,303.6

Long-Term Borrowings	1,828.8	6.9	—	—	1,835.7
Deferred Income Taxes and Other Noncurrent Liabilities	146.2	87.7	28.0	—	261.9
Intercompany Payable	942.5	72.5	1,408.5	(2,423.5)	—
Shareholders’ Equity	605.6	1,731.8	858.1	(2,337.4)	858.1

	$4,422.7	$2,253.8	$2,343.7	$(4,760.9)	$4,259.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSLIDATING STATEMENTS OF INCOME

For the three months ended December 27, 2002

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$1,663.6	$724.1	$—	$—	$2,387.7
Equity in Net Income of Subsidiaries	—	—	62.7	(62.7)	—
Management Fee Income	—	—	7.3	(7.3)	—

	1,663.6	724.1	70.0	(70.0)	2,387.7
Costs and Expenses:
Cost of services provided	1,541.2	618.8	—	(7.1)	2,152.9
Depreciation and amortization	34.9	33.7	—	—	68.6
Selling and general corporate expenses	14.9	8.4	7.0	0.1	30.4

	1,591.0	660.9	7.0	(7.0)	2,251.9

Operating Income	72.6	63.2	63.0	(63.0)	135.8
Interest and Other Financing Costs, net:
Interest expense, net	34.6	0.4	0.3	—	35.3
Intercompany interest, net	(8.9)	9.2	—	(0.3)	—

Interest and Other Financing Costs, net	25.7	9.6	0.3	(0.3)	35.3

Income before income taxes	46.9	53.6	62.7	(62.7)	100.5
Provision for Income Taxes	16.4	21.4	—	—	37.8

Net Income	$30.5	$32.2	$62.7	$(62.7)	$62.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 28, 2001

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$1,404.9	$709.2	$—	$—	$2,114.1
Equity in Net Income of Subsidiaries	—	—	51.4	(51.4)	—
Management Fee Income	—	—	8.4	(8.4)	—

	1,404.9	709.2	59.8	(59.8)	2,114.1
Costs and Expenses:
Cost of services provided	1,308.4	607.3	—	(7.3)	1,908.4
Depreciation and amortization	28.1	32.2	—	0.1	60.4
Selling and general corporate expenses	13.3	6.9	7.3	(0.1)	27.4

	1,349.8	646.4	7.3	(7.3)	1,996.2

Operating Income	55.1	62.8	52.5	(52.5)	117.9

Interest and Other Financing Costs, net:
Interest expense, net	34.2	0.2	1.1	—	35.5
Intercompany interest, net	(25.9)	27.0	—	(1.1)	—

Interest and Other Financing Costs, net	8.3	27.2	1.1	(1.1)	35.5

Income before income taxes	46.8	35.6	51.4	(51.4)	82.4

Provision for Income Taxes	18.6	12.4	—	—	31.0

Net Income	$28.2	$23.2	$51.4	$(51.4)	$51.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 27, 2002

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$18.6	$(5.2)	$(2.9)	$—	$10.5

Cash flows from investing activities:
Purchases of property and equipment	(33.0)	(33.1)	—	—	(66.1)
Disposals of property and equipment	10.7	1.3	—	—	12.0
Acquisition of certain businesses	(168.3)	(1.2)	—	—	(169.5)
Other investing activities	(2.8)	(2.1)	—	—	(4.9)

Net cash used in investing activities	(193.4)	(35.1)	—	—	(228.5)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	294.2	(0.4)	—	—	293.8
Payment of long-term borrowings	(41.0)	(0.2)	—	—	(41.2)
Repurchase of stock	—	—	(40.1)	—	(40.1)
Proceeds from issuance of common stock	—	—	0.8	—	0.8
Other financing activities	(0.6)	—	1.2	—	0.6
Change in intercompany, net	(77.2)	36.1	41.1	—	—

Net cash provided by financing activities	175.4	35.5	3.0	—	213.9

Increase (decrease) in cash and cash equivalents	0.6	(4.8)	0.1	—	(4.1)

Cash and cash equivalents, beginning of period	19.1	12.7	0.1	—	31.9

Cash and cash equivalents, end of period	$19.7	$7.9	$0.2	$—	$27.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 28, 2001

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$1.4	$(30.0)	$(14.1)	$—	$(42.7)

Cash flows from investing activities:
Purchases of property and equipment	(18.6)	(21.9)	—	—	(40.5)
Disposals of property and equipment	2.5	0.5	—	—	3.0
Acquisition of certain businesses	(793.2)	(0.7)	—	—	(793.9)
Other investing activities	13.0	0.7	—	—	13.7

Net cash used in investing activities	(796.3)	(21.4)	—	—	(817.7)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	623.8	—	—	—	623.8
Payment of long-term borrowings	(420.6)	(1.3)	—	—	(421.9)
Repurchase of stock	—	—	(80.1)	—	(80.1)
Proceeds from issuance of common stock	—	—	743.1	—	743.1
Change in intercompany, net	593.0	55.9	(648.9)	—	—
Other financing activities	(2.2)	—	—	—	(2.2)

Net cash provided by financing activities	794.0	54.6	14.1	—	862.7

Increase (decrease) in cash and cash equivalents	(0.9)	3.2	—	—	2.3

Cash and cash equivalents, beginning of period	17.3	7.1	0.4	—	24.8

Cash and cash equivalents, end of period	$16.4	$10.3	$0.4	$—	$27.1

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND

FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three months ended December 27, 2002 and December 28, 2001 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended September 27, 2002. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q.

CRITICAL ACCOUNTING POLICIES

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As described in such notes, the Company recognizes revenue in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Direct marketing segment revenues are recognized upon shipment.

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

There are numerous critical assumptions that may influence accounting estimates in these and other areas. We base our critical assumptions on our historical experience and on various other estimates we believe to be reasonable. Certain of the more critical assumptions include –

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

RESULTS OF OPERATIONS

The following tables present our sales and operating income, and related percentages attributable to each operating segment for the three months ended December 27, 2002 and December 28, 2001. The discussion that follows compares fiscal 2003 results to the fiscal 2002 results.

	Three Months Ended
	December 27, 2002		December 28, 2001
Sales by Segment	$	%	$	%
	(dollars in millions)
Food & Support Services – United States	$1,556.3	65%	$1,317.6	62%
Food & Support Services – International	335.7	14%	304.2	15%
Uniform and Career Apparel – Rental	254.7	11%	250.6	12%
Uniform and Career Apparel – Direct Marketing	129.2	5%	128.5	6%
Educational Resources	111.8	5%	113.2	5%

	$2,387.7	100%	$2,114.1	100%

	Three Months Ended
	December 27, 2002		December 28, 2001
Operating Income	$	%	$	%
	(dollars in millions)
Food & Support Services – United States	$84.9	63%	$67.0	57%
Food & Support Services – International	14.0	11%	11.5	10%
Uniform and Career Apparel – Rental	27.5	20%	30.3	26%
Uniform and CareerApparel – Direct Marketing	9.9	7%	9.8	8%
Educational Resources	7.0	5%	7.2	6%

	143.3	106%	125.8	107%
Corporate and Other	(7.5)	-6%	(7.8)	-7%

	$135.8	100%	$118.0	100%

Consolidated Overview

Sales for the first quarter of fiscal 2003 were $2.4 billion, an increase of 13% over the fiscal 2002 quarter. The Food and Support Services segments experienced double-digit sales growth, while sales in the Uniform and Career Apparel Rental and Direct Marketing segments increased 2% and 1%, respectively and Educational Resources segment sales declined slightly. Excluding the impact of acquisitions and foreign currency translation, total sales increased 2% compared to the prior year. Operating income for the first quarter of fiscal 2003 was $135.8 million, an increase of 15% compared to the prior year. Excluding acquisitions and foreign currency translation, operating income increased 2%. The sales and operating income of certain of our economically sensitive businesses continue to be adversely affected by weak economic conditions. Consolidated operating income margin increased to 5.7% for the first quarter of fiscal 2003 from 5.6% in the prior year reflecting continued cost control measures and a favorable sales mix.

Interest and other financing costs, net for the fiscal 2003 first quarter was about equal to the prior year amount with the impact of lower interest rates being largely offset by increased average borrowing levels. The effective income tax rate was 37.6% for both the fiscal 2003 and 2002 periods.

Net income for the first quarter of fiscal 2003 was $62.7 million, an increase of 22% over the prior year period of $51.4 million. Diluted earnings per share increased 15% to $0.31 per share on a weighted average share base of 199 million shares from $0.27 per share in the first quarter of fiscal 2002 which had a lower weighted average share count of approximately 188 million shares.

Segment Results

The following tables present a fiscal 2003/2002 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended
	December		Change
Sales by Segment	2002	2001	$	%
	(dollars in millions)
Food & Support Services—United States	$1,556.3	$1,317.6	$238.7	18%
Food & Support Services—International	335.7	304.2	31.5	10%
Uniform and Career Apparel—Rental	254.7	250.6	4.1	2%
Uniform and Career Apparel—Direct Marketing	129.2	128.5	0.7	1%
Educational Resources	111.8	113.2	(1.4)	-1%

	$2,387.7	$2,114.1	$273.6	13%

	Three Months Ended
	December		Change
Operating Income by Segment	2002	2001	$	%
	(dollars in millions)
Food & Support Services—United States	$84.9	$67.0	$17.9	27%
Food & Support Services—International	14.0	11.5	2.5	21%
Uniform and Career Apparel—Rental	27.5	30.3	(2.8)	-9%
Uniform and Career Apparel—Direct Marketing	9.9	9.8	0.1	2%
Educational Resources	7.0	7.2	(0.2)	-4%
Corporate and Other	(7.5)	(7.8)	0.3	-5%

	$135.8	$118.0	$17.8	15%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the first quarter of fiscal 2003 increased 18% over the prior year first quarter due to acquisitions (approximately 15%) and increased volume (approximately 3%). Sales growth in both the Education and Healthcare/Corrections sectors was in the high single digits due to increases in both net new accounts and increased volume. The Sports and Entertainment sector recorded high single digit growth, reflecting the addition of several new professional sports venues and a rebound in convention center business from the impacts of September 11th in the prior year quarter. Sales in the Business Services sector, excluding acquisitions, decreased 6% compared to the prior year due to continuing weak employment levels and the restructuring of a key account in late fiscal 2002.

Segment operating income increased 27% compared to the prior year. Excluding the impact of acquisitions, operating income increased 5%. The profit performance for the first quarter of fiscal 2003 followed the sales growth trends with strong performance in the Education and Healthcare/Corrections sectors, offset by weakness in the Business sector.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2003 increased 10% over the prior year. Excluding the impact of foreign currency translation, sales increased 3% due to net new accounts. Sales growth in the United Kingdom was in the high single-digits and in Spain was in the low double-digits. Sales in Canada, excluding acquisitions, were about equal with the prior period and sales in Germany were down slightly from the prior year, reflective of the continuing economic weakness in these countries.

Operating income in this segment increased 21% compared to the prior year. Excluding the impact of foreign currency translation, segment operating income increased 13% driven primarily by double-digit increases in the United Kingdom, Canada and Spain.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales for the first quarter of fiscal 2003 increased 2% due to acquisitions (approximately 1%) and pricing (approximately 1%), with increases in net new business being offset by reduced volume at existing accounts. Sales growth in this segment continues to be constrained by soft economic conditions and persistent low employment levels.

Operating income in this segment decreased 9% from the prior year quarter. Net new sales growth and modest price increases were substantially offset by continued contraction in the base business, and while cost control initiatives mitigated to a large extent normal operating cost increases, the ongoing investment in our sales force and a very competitive business environment put downward pressure on margins.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales increased 1% over the prior year. Excluding the impact of acquisitions, segment sales decreased 3% primarily due to the decline in sales of safety products from the exceptionally strong prior year first quarter in the aftermath of September 11th. Sales to healthcare and quick service restaurants increased, while work clothing sales continued to be constrained by sluggish economic conditions. Segment operating income increased 2% from the prior year first quarter due to the impact of an acquisition and lower product costs, partially offset by the impact of lower safety products sales noted above.

Educational Resources Segment

Educational Resources segment sales decreased 1% from the prior year first quarter due to lower enrollment at existing centers (approximately 6%) and closed centers (approximately 4%), partially offset by increases due to pricing (approximately 6%) and new locations (approximately 3%). Segment operating profit decreased 4% due to the sales decline noted above and increased insurance costs, partially offset by effective operating cost controls.

Corporate and Other

Corporate and other expenses, those administrative expenses not allocated to the business segments, were $7.5 million in the first quarter of fiscal 2003 compared to $7.8 million in the prior year first quarter which included certain non-recurring costs related to the Company’s initial public offering in December 2001.

OUTLOOK

As discussed above, the continuing weak economy and persistent low employment levels have had a dampening effect on organic sales growth and operating results in our economically sensitive businesses and we expect this impact to continue into the second quarter of fiscal 2003, particularly in the Uniform and Career Apparel and Educational Resources segments.

During the fourth quarter of fiscal 2002, certain of the Company’s insurance coverages were renewed with premium increases. Premiums for the Company’s casualty and general liability coverage will be renegotiated during fiscal 2003, and it is expected that future insurance premiums will increase and certain coverages, such as terrorist acts coverage, will be reduced. Management is evaluating alternative insurance arrangements in response to these changes.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows:

Cash provided by operating activities was $10 million in the fiscal 2003 quarter compared to a use of cash of $43 million in the prior year quarter. The increase in cash flow was due principally to the increase in net income and lower working capital in the current quarter. Total debt increased $260 million during the first quarter of fiscal 2003 due primarily to the acquisitions of CTS and Fine Host (see below) and seasonal working capital needs.

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of the Fine Host Corporation, a food service management company, for approximately $100 million. The Company will include the results of Fine Host Corporation starting in the second quarter of fiscal 2003. The Company funded the cash portion of these acquisitions through borrowings under the revolving credit facility.

During the first quarter of fiscal 2003, a subsidiary of the Company completed a private placement of 30 million GBP and 30 million Euro notes (in total, approximately $79.4 million as of December 27, 2002). The notes bear interest based on six-month LIBOR (plus a spread of 2.32%) and six-month EURIBOR (plus a spread of 2.25%), respectively. Proceeds from the private placement were used to repay existing borrowings primarily in the United Kingdom and Germany. The private placement notes mature in November 2007. Also, in October 2002, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (6.375%)/pay variable (six month LIBOR). The swaps mature on February 15, 2008 and are designated as fair-value hedging instruments.

In fiscal 2002, the Company established a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Corporation’s common stock. Repurchases are to be made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions, and may be discontinued at any time. During the first quarter of fiscal 2003, the Company repurchased approximately 1.6 million shares for $37 million. As of December 27, 2002, approximately $95 million remains available for common stock repurchases under this program.

At January 24, 2003, there was approximately $750 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of December 27, 2002, there was approximately $131.6 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 27, 2002. Other than the increase in debt described above, since September 27, 2002, there has been no material change in the Company’s future obligations for these obligations.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term borrowings	$1,870,431	$38,659	$1,035,581	$779,291	$16,900

Capital lease obligations	5,136	1,195	2,252	1,116	573

Operating leases	806,082	216,251	209,684	130,684	249,463

Other long-term obligations *	120,301	97,805	22,496	—	—

	$2,801,950	$353,910	$1,270,013	$911,091	$266,936

*	Represents capital commitments in connection with several long-term concession contracts.

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less than 1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$32,978	$15,981	$16,997	$—	$—

Guarantees	26,803	—	26,803	—	—

	$59,781	$15,981	$43,800	$—	$—

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $250 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $129.2 million at December 27, 2002, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140.

The Company’s business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. ARAMARK may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which ARAMARK acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to the pre acquisition period. ARAMARK has $25 million of insurance coverage for such exposure with a $5.0 million retained loss limit. The Company has advanced funds to a concession services client which recently filed for the equivalent of bankruptcy protection. While management does not currently expect a significant impact, the realization of ARAMARK’s advance and related assets may be affected by the terms and conditions of the client’s financial reorganization, which cannot be determined at this time.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” See Note 13.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this Statement (see Note 5). The Company can elect to adopt any of the three transitional recognition provisions of this Statement prior to the end of the 2004 fiscal year.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company’s financial statements.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks; increased operating costs; shortages of qualified personnel; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; our ability to integrate and derive the expected benefits from our recent acquisitions, including our acquisition of ServiceMaster Management Services; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment and childcare service; seasonality; adverse publicity concerning incidents at childcare centers; and levels of enrollment in our education business.

Forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statements to reflect the events or circumstances arising after the date as of which they are made. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this report or that may be made in other filings with the Securities and Exchange Commission or elsewhere from time to time by, or on behalf of, us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of December 27, 2002, has not materially changed from September 27, 2002 (See Item 7A of the Annual Report on Form 10-K), with the exception of the interest rate swap agreements entered into in connection with the issuance of $300 million of 6.375% notes that mature on February 15, 2008, as described in Note 7 to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s chief executive officer and chief financial officer evaluated the effectiveness of ARAMARK’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days of the filing date of this Form 10-Q (the “Evaluation Date”) and, based on that evaluation, concluded that, as of the Evaluation Date, the Company had sufficient procedures for recording, processing, summarizing and reporting information that is required to be disclosed in its reports under the Securities Exchange Act of 1934, as amended.

Since the Evaluation Date, there have not been any significant changes to the Company’s internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 6—EXHIBITS AND REPORTS ON FORM 8-K

(a) —Exhibits:

99.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) —Report on Form 8-K:

On December 10, 2002, the Board of Directors of ARAMARK Corporation acted to increase the size of the Company’s Board of Directors from 10 members to 11 members and appointed Ronald L. Sargent to fill the newly-created vacancy.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 6, 2003	/s/ John M. Lafferty
John M. Lafferty
Senior Vice President, Controller
and Chief Accounting Officer

I, Joseph Neubauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARAMARK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003	/s/ JOSEPH NEUBAUER
Joseph Neubauer
Chairman and Chief Executive Officer

I, L. Frederick Sutherland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARAMARK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 6, 2003	/s/ L. FREDERICK SUTHERLAND
L. Frederick Sutherland
Executive Vice President and Chief Financial Officer