Form 10-Q
period 2003-03-28
ARAMARK CORP/DE
filed 2003-05-12
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 28, 2003

Commission file number: 001-16807

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-3086414

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ARAMARK Tower 1101 Market Street Philadelphia, Pennsylvania (Address of principal executive offices)	19107 (Zip Code)

215-238-3000

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

Class A common stock outstanding at April 25, 2003: 104,695,727 shares

Class B common stock outstanding at April 25, 2003: 83,379,665 shares

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28, 2003	September 27, 2002
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$32,036	$31,572
Receivables	639,544	536,113
Inventories, at lower of cost or market	436,622	425,182
Prepayments and other current assets	154,450	88,218
Current assets of discontinued operations	17,032	17,307

Total current assets	1,279,684	1,098,392

Property and Equipment, net	1,119,846	1,069,868
Goodwill	1,347,647	1,298,808
Other Intangible Assets	328,303	240,777
Other Assets	339,901	296,203
Noncurrent Assets of Discontinued Operations	248,751	255,254

	$4,664,132	$4,259,302

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$16,630	$39,548
Accounts payable	440,544	486,112
Accrued expenses and other liabilities	756,469	723,806
Current liabilities of discontinued operations	44,249	54,096

Total current liabilities	1,257,892	1,303,562

Long-Term Borrowings	2,184,521	1,835,632
Deferred Income Taxes and Other Noncurrent Liabilities	293,396	254,198
Noncurrent Liabilities of Discontinued Operations	7,445	7,725
Shareholders’ Equity:
Class A common stock, par value $.01	1,236	1,387
Class B common stock, par value $.01	920	700
Capital surplus	904,050	821,242
Earnings retained for use in the business	659,534	553,037
Accumulated other comprehensive income (loss)	(11,046)	(18,671)
Treasury stock	(633,816)	(499,510)

Total	920,878	858,185

	$4,664,132	$4,259,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in thousands, except per share amounts)
Sales	$2,243,306	$2,037,696	$4,519,246	$4,038,584

Costs and Expenses:
Cost of services provided	2,054,849	1,861,253	4,109,594	3,670,259
Depreciation and amortization	64,145	59,642	126,436	113,798
Selling and general corporate expenses	28,971	28,923	59,369	56,321
Other income (Note 13)	—	(37,889)	—	(37,889)

	2,147,965	1,911,929	4,295,399	3,802,489

Operating income	95,341	125,767	223,847	236,095
Interest and Other Financing Costs, net	35,069	35,224	70,220	70,590

Income from continuing operations before income taxes	60,272	90,543	153,627	165,505
Provision for Income Taxes	22,462	32,442	57,401	60,499

Income from continuing operations	37,810	58,101	96,226	105,006
Income from discontinued operations, net	5,988	6,270	10,271	10,808

Net income	$43,798	$64,371	$106,497	$115,814

Earnings Per Share—Basic:
Income from continuing operations	$.20	$.29	$.50	$.56
Net income	$.23	$.32	$.56	$.62

Earnings Per Share—Diluted:
Income from continuing operations	$.19	$.28	$.48	$.53
Net income	$.22	$.31	$.53	$.58

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 28, 2003	March 29, 2002
	(in thousands)
Cash flows from operating activities from continuing operations:
Income from continuing operations	$96,226	$105,006
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	126,436	113,798
Income taxes deferred	11,690	14,854
Gain on sale of investment	—	(37,889)
Changes in noncash working capital	(164,134)	(119,579)
Net proceeds from sale of receivables	—	35,805
Other operating activities	(11,715)	(7,084)

Net cash provided by operating activities from continuing operations	58,503	104,911

Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(117,576)	(87,468)
Disposals of property and equipment	14,834	7,456
Proceeds from sale of investments	—	68,750
Acquisition of certain businesses, net of cash acquired	(187,134)	(795,349)
Divestiture of certain businesses	—	3,348
Other investing activities	(3,391)	16,603

Net cash used in investing activities from continuing operations	(293,267)	(786,660)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	383,508	701,087
Payment of long-term borrowings	(69,431)	(384,100)
Proceeds from issuance of common stock	20,200	764,558
Repurchase of stock	(112,772)	(391,121)
Other financing activities	1,567	(2,170)

Net cash provided by financing activities from continuing operations	223,072	688,254

Net cash provided by discontinued operations	12,156	7,316

Increase in cash and cash equivalents	464	13,821
Cash and cash equivalents, beginning of period	31,572	24,799

Cash and cash equivalents, end of period	$32,036	$38,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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

(2)	DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2003, the Company executed a definitive agreement for the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation, Inc. for $250 million in cash. The sale, which closed on May 9, 2003, is expected to result in an after-tax gain of approximately $20 to $25 million.

AER is accounted for as a discontinued operation in the accompanying financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations and cash flows have been removed from the Company’s results of continuing operations for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information for AER follows:

	Three Months Ended		Six Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in thousands)
Sales	$115,451	$116,197	$227,217	$229,365

Income before income taxes	$9,861	$10,305	$17,045	$17,793
Income tax provision	(3,873)	(4,035)	(6,774)	(6,985)

Net income	$5,988	$6,270	$10,271	$10,808

The assets and liabilities of discontinued operations are stated separately as of March 28, 2003 and September 27, 2002 in the condensed consolidated balance sheets. The primary asset and liability categories follow:

	March 28, 2003	September 27, 2002
	(in thousands)
Receivables	$12,187	$12,184
Prepayments and other current assets	4,845	5,123

	$17,032	$17,307

Property and equipment, net	$173,012	$179,402
Goodwill	70,643	70,732
Other intangible assets	1,422	1,564
Other assets	3,674	3,556

	$248,751	$255,254

Accounts payable	$10,791	$15,081
Accrued expenses and other current liabilities	33,458	39,015

	$44,249	$54,096

Noncurrent liabilities	$7,445	$7,725

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(3)	CAPITAL STOCK:

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

During the first six months of fiscal 2003, an additional 3.9 million options were granted, to purchase common stock under the 2001 EIP. The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first six months of fiscal 2003, employees purchased approximately 6.4 million shares or $29.2 million of common stock. Also, during the first six months of fiscal 2003, approximately 20.5 million Class A shares were converted to Class B shares.

In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors has approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. Repurchases will be made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

time, depending on market conditions, and may be discontinued at any time. During the first six months of fiscal 2003, the Company repurchased 5,171,200 shares of Class B common stock at an aggregate cost of approximately $114.5 million, resulting in total repurchases under the initial authorization of $184.8 million. At its May 6, 2003 meeting, the Board of Directors authorized an increase of $150 million to the repurchase program.

(4)	GOODWILL AND OTHER INTANGIBLE ASSETS:

At the beginning of the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it is subject to at least an annual assessment for impairment by applying a fair value based test.

Goodwill, allocated by reportable segment, follows (in thousands):

	September 27, 2002	Acquisitions	Translation and Other	March 28, 2003
Food and Support Services—United States	$977,174	$31,707	$469	$1,009,350
Food and Support Services— International	53,328	—	1,975	55,303
Uniform and Career Apparel— Rental	156,450	17,188	—	173,638
Uniform and Career Apparel— Direct Marketing	111,856	—	(2,500)	109,356

	$1,298,808	$48,895	$(56)	$1,347,647

Goodwill additions during the six months ended March 28, 2003 reflect the acquisitions of Clinical Technology Services and Fine Host Corporation (see Note 11) in the Food and Support – United States segment and the acquisition of two regional uniform rental companies. These amounts may be revised upon final determination of the purchase price allocations.

Other intangible assets at March 28, 2003 consist of (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$452,047	$(138,740)	$313,307
Other	29,457	(14,461)	14,996

Total	$481,504	$(153,201)	$328,303

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $111.7 million were acquired during the first six months of fiscal 2003, primarily as part of the acquisitions of the Clinical Technology Services business and Fine Host Corporation. Amortization of intangible assets for the first six months of fiscal 2003 was $24.1 million, including $1.2 million related to the writeoff of certain contract assets. Amortization for the first six months of fiscal 2002 was $22.6 million.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

(5)	SUPPLEMENTAL CASH FLOW INFORMATION, ETC.:

The Company made interest payments of $64.0 million and $68.7 million and income tax payments of $62.7 million and $57.6 million during the first six months of fiscal 2003 and 2002, respectively.

Cash provided by operating activities includes the tax benefit from the employee exercise of non-qualified stock options of approximately $19.5 million and $13.3 million during the first six months of fiscal 2003 and 2002, respectively.

(6)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended		Six Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in thousands, except per share data)
Earnings:
Income from continuing operations	$37,810	$58,101	$96,226	$105,006

Net income	$43,798	$64,371	$106,497	$115,814

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculations	193,238	198,210	191,700	187,097
Impact of potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	6,395	11,013	7,846	11,595

Total common shares used in diluted earnings per share calculations	199,633	209,223	199,546	198,692

Basic earnings per common share:
Income from continuing operations	$.20	$.29	$.50	$.56

Net income	$.23	$.32	$.56	$.62

Diluted earnings per common share:
Income from continuing operations	$.19	$.28	$.48	$.53

Net income	$.22	$.31	$.53	$.58

Options to purchase 4,260,116 shares were outstanding at March 28, 2003, but were not included in the computation of diluted earnings per common share for the three months ended March 28, 2003, as the effect would have been antidilutive. Options to purchase 7,962,316 shares were outstanding at March 28, 2003, but were not included in the computation of diluted earnings per common share for the six months ended March 28, 2003, as the effect would have been antidilutive.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. If compensation cost for these plans had been determined using

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

the fair-value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follows:

	Three Months Ended		Six Months Ended
	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in thousands, except per share data)
Net Income
As reported	$43,798	$64,371	$106,497	$115,814

Pro forma	$40,698	$62,728	$100,716	$113,394

Earnings per share
As reported:
Basic	$.23	$.32	$.56	$.62

Diluted	$.22	$.31	$.53	$.58

Pro forma:
Basic	$.21	$.32	$.53	$.61

Diluted	$.20	$.30	$.50	$.57

(7)	COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $44.9 million and $114.1 million for the three and six months ended March 28, 2003, respectively, and $67.2 million and $112.8 million for the three and six months ended March 29, 2002, respectively.

(8)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements, to manage changes in market conditions related to debt obligations and foreign currency exposures. As of March 28, 2003, the Company has $100 million of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings. Concurrent with the April 2002 issuance of the Company’s 7% notes, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are designated as fair-value hedging instruments. Additionally, in connection with the August 2002 issuance of the Company’s 6.375% notes, in October 2002, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (6.375%)/pay variable (six month LIBOR). The swaps mature on February 15, 2008 and are designated as fair-value hedging instruments. There were no material forward exchange contract agreements outstanding as of March 28, 2003.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

agreements are included in interest expense. During the first six months of fiscal 2003 and 2002, respectively, credits of approximately $1.8 million (net of tax) and $2.9 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of March 28, 2003, approximately $0.5 million of net unrealized losses related to interest rate swaps was included in “Accumulated other comprehensive income (loss),” all of which is expected to be reclassified into earnings during the next twelve months. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of March 28, 2003, approximately $26.4 million has been included in “Other assets,” with an offsetting increase in “Long-term borrowings” in the condensed consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first six months of fiscal 2003 and 2002 was not material. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $205.8 million and $183.9 million at March 28, 2003 and September 27, 2002, respectively, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At March 28, 2003 and September 27, 2002, respectively, $153.8 million and $178.9 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $2.2 million and $2.6 million for the first six months of fiscal 2003 and 2002, respectively, and is included in “Interest and other financing costs, net.”

(10)	SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended		Six Months Ended
Sales	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in thousands)
Food and Support Services—United States	$1,533,074	$1,390,232	$3,089,391	$2,707,817
Food and Support Services—International	353,827	291,519	689,554	595,686
Uniform and Career Apparel—Rental	251,100	251,578	505,764	502,174
Uniform and Career Apparel—Direct Marketing	105,305	104,367	234,537	232,907

	$2,243,306	$2,037,696	$4,519,246	$4,038,584

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

	Three Months Ended		Six Months Ended
Operating Income	March 28, 2003	March 29, 2002	March 28, 2003	March 29, 2002
	(in thousands)
Food and Support Services—United States	$56,371	$51,267	$141,309	$118,219
Food and Support Services—International	17,113	11,253	31,071	22,780
Uniform and Career Apparel—Rental	24,507	29,323	51,999	59,624
Uniform and Career Apparel—Direct Marketing	4,703	4,949	14,631	14,716

	102,694	96,792	239,010	215,339
Corporate and Other	(7,353)	(8,914)	(15,163)	(17,133)
Other Income, net (Note 13)	—	37,889	—	37,889

Operating Income	95,341	125,767	223,847	236,095
Interest Expense, net	35,069	35,224	70,220	70,590

Income Before Income Taxes	$60,272	$90,543	$153,627	$165,505

“Food and Support Services—United States” operating income for the second quarter of fiscal 2003 includes approximately $6 million of business interruption proceeds, related to losses incurred as a result of the September 11, 2001 terrorist attacks. Additional proceeds from the business interruption coverage will be recognized in future periods as claims are settled. The second quarter of fiscal 2003 also includes approximately $6 million of costs related to the special manager meeting to launch our “Mission One” initiatives.

“Corporate and Other” in the second quarter of fiscal 2003 includes a gain of $1.4 million representing a residual cash payment from a previous divestiture.

In the first and second fiscal quarters, within the Food and Support Services—United States segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations which is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts which is partially offset by the effect of summer recess on the educational accounts. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first fiscal quarter.

(11)	ACQUISITIONS:

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of Fine Host Corporation, a food service management company, for approximately $100 million. The results of Fine Host Corporation have been included starting in the second quarter of fiscal 2003. These acquisitions were funded through borrowings under the revolving credit facility. The proforma results of operations for the first six months of fiscal 2003 and 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective periods.

On November 30, 2001, the Company completed the acquisition of the management services division of The ServiceMaster Company (ServiceMaster Management Services). The aggregate consideration for the transaction was approximately $790 million in cash plus costs of the acquisition, and was allocated to the

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

assets acquired and liabilities assumed based on estimates of the respective fair values, as follows: approximately $(34) million to working capital; approximately $43 million to other noncurrent assets, net; and approximately $167 million to amortizable intangible assets. The excess of the purchase price over the net assets acquired was allocated to goodwill.

The results of ServiceMaster Management Services have been included in the accompanying condensed consolidated financial statements from the date of acquisition and are included in the Food and Support Services—United States segment. Had the acquisition of ServiceMaster Management Services occurred at the beginning of fiscal 2002, pro forma sales, net income and diluted earnings per share for the six months ended March 29, 2002 would have been higher by approximately $0.2 billion, $1.5 million and $0.01 per share. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of fiscal 2002. Pro forma results are not intended to be a projection of future results.

(12)	NEW ACCOUNTING PRONOUNCEMENTS:

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” See Note 15.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this Statement (see Note 6) and can elect to adopt any of the three transitional recognition provisions of this Statement prior to the end of the 2004 fiscal year.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company’s financial statements.

(13)	OTHER INCOME:

In the second quarter of fiscal 2002, the Company sold its interests in the Boston Red Sox Baseball Club and a related entity, which controls the rights to broadcast Red Sox games. The sale resulted in a pre-tax gain of approximately $37.9 million which is presented as “Other Income” in the accompanying condensed consolidated statements of income.

(14)	FINANCING ACTIVITIES:

During the second quarter of fiscal 2003, a Canadian subsidiary entered into a non-revolving credit facility, in the amount of C$25 million, which matures in September 2007. Interest is based on the Canadian Bankers Acceptance Rate (plus a spread of 1.50%), Canadian Prime Rate (plus a spread of 0.75%) or LIBOR (plus a spread of 1.50%). Proceeds were used to fund an acquisition in Canada.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

During the first quarter of fiscal 2003, a subsidiary completed a private placement of 30 million GBP and 30 million Euro notes. The notes bear interest based on six-month GBP LIBOR (plus a spread of 2.32%) and six-month EURIBOR (plus a spread of 2.25%), respectively. Proceeds were used to repay borrowings primarily in the United Kingdom and Germany. The notes mature in November 2007.

(15)	COMMITMENTS AND CONTINGENCIES:

ARAMARK has guaranteed certain indebtedness of two investee entities in the maximum amount of $27 million. Maturities of the guaranteed debt range from one to three years. Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $61 million at March 28, 2003. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 28, 2003.

The Company may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which the Company acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to the pre-acquisition period. The Company has $25 million of insurance coverage for such exposure with a $5 million retained loss limit.

The Company has advanced funds to a concession services client which has filed for the equivalent of bankruptcy protection. At March 28, 2003, the client’s reorganization activities were ongoing, and, based upon the limited information available, the carrying value of ARAMARK’s advance has been adjusted. While management does not currently expect a significant impact, the realization of ARAMARK’s remaining assets may be affected by the final terms and conditions of the client’s financial reorganization, which cannot be determined at this time.

During the second quarter of fiscal 2003, ARAMARK issued a demand, for overdue payment, to an insurance carrier with respect to certain outstanding insured claims. The carrier has questioned whether such claims are covered under the policy, and legal action has been taken by ARAMARK with respect to our claim. While management fully expects this matter to be resolved in ARAMARK’s favor, an adverse determination would result in such claims, which aggregate $7.5 million, being charged to expense in the period of such determination.

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

(16)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.2 billion as of March 28, 2003. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

March 28, 2003

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
	(in millions)
A S S E T S
Current Assets:
Cash and cash equivalents	$22.2	$9.6	$0.2	$—	$32.0
Receivables	449.9	189.6	0.1	—	639.6
Inventories, at lower of cost or market	103.0	333.6	—	—	436.6
Prepayments and other current assets	121.6	32.8	0.1	—	154.5
Current assets of discontinued operations	—	17.0	—	—	17.0

Total current assets	696.7	582.6	0.4	—	1,279.7

Property and Equipment, net	395.4	722.1	2.3	—	1,119.8
Goodwill	884.1	463.5	—	—	1,347.6
Intercompany Receivable	1,732.6	871.4	—	(2,604.0)	—
Investment in Subsidiaries	—	—	2,451.5	(2,451.5)	—
Other Intangible Assets	270.2	58.1	—	—	328.3
Other Assets	236.1	101.0	2.8	—	339.9
Noncurrent Assets of Discontinued Operations	—	248.8	—	—	248.8

	$4,215.1	$3,047.5	$2,457.0	$(5,055.5)	$4,664.1

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Current Liabilities:
Current maturities of long-term borrowings	$13.8	$2.8	$—	$—	$16.6
Accounts payable	329.8	74.4	36.4	—	440.6
Accrued expenses and other liabilities	558.1	185.4	13.0	—	756.5
Current liabilities of discontinued operations	—	44.2	—	—	44.2

Total current liabilities	901.7	306.8	49.4	—	1,257.9

Long-Term Borrowings	2,173.5	11.0	—	—	2,184.5
Deferred Income Taxes and Other Noncurrent Liabilities	184.7	84.6	24.1	—	293.4
Noncurrent Liabilities of Discontinued Operations	—	7.4	—	—	7.4
Intercompany Payable	237.0	904.4	1,462.6	(2,604.0)	—
Shareholders’ Equity	718.2	1,733.3	920.9	(2,451.5)	920.9

	$4,215.1	$3,047.5	$2,457.0	$(5,055.5)	$4,664.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 27, 2002

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
	(in millions)
A S S E T S
Current Assets:
Cash and cash equivalents	$19.1	$12.3	$0.2	$—	$31.6
Receivables	343.1	192.5	0.4	—	536.0
Inventories, at lower of cost or market	98.6	326.6	—	—	425.2
Prepayments and other current assets	50.6	36.6	1.0	—	88.2
Current assets of discontinued operations	—	17.3	—	—	17.3

Total current assets	511.4	585.3	1.6	—	1,098.3

Property and Equipment, net	367.1	700.5	2.3	—	1,069.9
Goodwill	849.9	448.9	—	—	1,298.8
Intercompany Receivable	2,317.9	105.6	—	(2,423.5)	—
Investment in Subsidiaries	—	—	2,337.4	(2,337.4)	—
Other Intangible Assets	179.5	61.3	—	—	240.8
Other Assets	196.8	96.9	2.5	—	296.2
Noncurrent Assets of Discontinued Operations	—	255.3	—	—	255.3

	$4,422.6	$2,253.8	$2,343.8	$(4,760.9)	$4,259.3

L I A B I L I T I E S A N D S H A R E H O L D E R S ’ E Q U I T Y
Current Liabilities:
Current maturities of long-term borrowings	$38.4	$1.1	$—	$—	$39.5
Accounts payable	352.3	101.4	32.5	—	486.2
Accrued expenses and other liabilities	508.9	198.2	16.7	—	723.8
Current liabilities of discontinued operations	—	54.1	—	—	54.1

Total current liabilities	899.6	354.8	49.2	—	1,303.6

Long-Term Borrowings	1,828.8	6.8	—	—	1,835.6
Deferred Income Taxes and Other Noncurrent Liabilities	146.1	80.2	28.0	—	254.3
Noncurrent Liabilities of Discontinued Operations	—	7.7	—	—	7.7
Intercompany Payable	942.5	72.5	1,408.5	(2,423.5)	—
Shareholders’ Equity	605.6	1,731.8	858.1	(2,337.4)	858.1

	$4,422.6	$2,253.8	$2,343.8	$(4,760.9)	$4,259.3

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended March 28, 2003

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
	(in millions)
Sales	$1,684.5	$558.8	$—	$—	$2,243.3
Equity in Net Income of Subsidiaries	—	—	43.8	(43.8)	—
Management Fee Income	—	—	8.4	(8.4)	—

	1,684.5	558.8	52.2	(52.2)	2,243.3
Costs and Expenses:
Cost of services provided	1,577.5	485.5	—	(8.2)	2,054.8
Depreciation and amortization	36.0	28.1	—	—	64.1
Selling and general corporate expenses	14.3	6.5	8.1	0.1	29.0

	1,627.8	520.1	8.1	(8.1)	2,147.9

Operating income	56.7	38.7	44.1	(44.1)	95.4

Interest and Other Financing Costs, net:
Interest expense, net	34.5	0.3	0.3	—	35.1
Intercompany interest, net	(8.9)	9.2	—	(0.3)	—

Interest and Other Financing Costs, net	25.6	9.5	0.3	(0.3)	35.1

Income from continuing operations before income taxes	31.1	29.2	43.8	(43.8)	60.3
Provision for Income Taxes	11.1	11.4	—	—	22.5

Income from continuing operations	20.0	17.8	43.8	(43.8)	37.8
Income from discontinued operations, net	—	6.0	—	—	6.0

Net income	$20.0	$23.8	$43.8	$(43.8)	$43.8

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended March 29, 2002

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
	(in millions)
Sales	$1,485.5	$552.1	$—	$—	$2,037.6
Equity in Net Income of Subsidiaries	—	—	64.4	(64.4)	—
Management Fee Income	—	—	9.3	(9.3)	—

	1,485.5	552.1	73.7	(73.7)	2,037.6
Costs and Expenses:
Cost of services provided	1,394.5	475.2	—	(8.5)	1,861.2
Depreciation and amortization	33.3	26.3	—	0.1	59.7
Selling and general corporate expenses	13.5	7.0	8.5	(0.1)	28.9
Other income	(37.9)	—	—	—	(37.9)

	1,403.4	508.5	8.5	(8.5)	1,911.9

Operating Income	82.1	43.6	65.2	(65.2)	125.7

Interest and Other Financing Costs, net:
Interest expense, net	34.3	0.1	0.8	—	35.2
Intercompany interest, net	(4.1)	4.9	—	(0.8)	—

Interest and Other Financing Costs, net	30.2	5.0	0.8	(0.8)	35.2

Income from continuing operations before income taxes	51.9	38.6	64.4	(64.4)	90.5
Provision for Income Taxes	18.9	13.5	—	—	32.4

Income from continuing operations	33.0	25.1	64.4	(64.4)	58.1
Income from discontinued operations, net	—	6.3	—	—	6.3

Net Income	$33.0	$31.4	$64.4	$(64.4)	$64.4

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the six months ended March 28, 2003

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
	(in millions)
Sales	$3,348.1	$1,171.1	$—	$—	$4,519.2
Equity in Net Income of Subsidiaries	—	—	106.5	(106.5)	—
Management Fee Income	—	—	15.7	(15.7)	—

	3,348.1	1,171.1	122.2	(122.2)	4,519.2
Costs and Expenses:
Cost of services provided	3,118.7	1,006.2	—	(15.4)	4,109.5
Depreciation and amortization	70.9	55.5	—	0.1	126.5
Selling and general corporate expenses	29.2	14.9	15.1	0.2	59.4

	3,218.8	1,076.6	15.1	(15.1)	4,295.4

Operating income	129.3	94.5	107.1	(107.1)	223.8
Interest and Other Financing Costs, net:
Interest expense, net	69.0	0.6	0.6	—	70.2
Intercompany interest, net	(17.8)	18.4	—	(0.6)	—

Interest and Other Financing Costs, net	51.2	19.0	0.6	(0.6)	70.2

Income from continuing operations before income taxes	78.1	75.5	106.5	(106.5)	153.6
Provision for Income Taxes	27.4	30.0	—	—	57.4

Income from continuing operations	50.7	45.5	106.5	(106.5)	96.2
Income from discontinued operations, net	—	10.3	—	—	10.3

Net income	$50.7	$55.8	$106.5	$(106.5)	$106.5

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the six months ended March 29, 2002

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
	(in millions)
Sales	$2,890.5	$1,148.1	$—	$—	$4,038.6
Equity in Net Income of Subsidiaries	—	—	115.8	(115.8)	—
Management Fee Income	—	—	17.7	(17.7)	—

	2,890.5	1,148.1	133.5	(133.5)	4,038.6
Costs and Expenses:
Cost of services provided	2,703.0	983.0	—	(15.7)	3,670.3
Depreciation and amortization	61.5	52.1	—	0.2	113.8
Selling and general corporate expenses	26.7	14.1	15.7	(0.2)	56.3
Other income	(37.9)	—	—	—	(37.9)

	2,753.3	1,049.2	15.7	(15.7)	3,802.5

Operating income	137.2	98.9	117.8	(117.8)	236.1
Interest and Other Financing Costs, net:
Interest expense, net	68.4	0.2	2.0	—	70.6
Intercompany interest, net	(8.0)	10.0	—	(2.0)	—

Interest and Other Financing Costs, net	60.4	10.2	2.0	(2.0)	70.6

Income from continuing operations before income taxes	76.8	88.7	115.8	(115.8)	165.5
Provision for Income Taxes	28.8	31.7	—	—	60.5

Income from continuing operations	48.0	57.0	115.8	(115.8)	105.0

Income from discontinued operations, net	—	10.8	—	—	10.8

Net income	$48.0	$67.8	$115.8	$(115.8)	$115.8

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended March 28, 2003

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
	(in millions)
Net cash provided by (used in) operating activities from continuing operations	$13.5	$49.4	$(4.5)	$—	$58.4
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(59.7)	(57.8)	(0.1)	—	(117.6)
Disposals of property and equipment	11.5	3.3	—	—	14.8
Acquisition of certain businesses	(165.3)	(21.8)	—	—	(187.1)
Other investing activities	(5.8)	2.4	—	—	(3.4)

Net cash used in investing activities from continuing operations	(219.3)	(73.9)	(0.1)	—	(293.3)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	384.5	(1.0)	—	—	383.5
Payment of long-term borrowings	(68.2)	(1.2)	—	—	(69.4)
Repurchase of stock	—	—	(112.8)	—	(112.8)
Proceeds from issuance of common stock	—	—	20.2	—	20.2
Other financing activities	(0.6)	—	2.2	—	1.6
Change in intercompany, net	(106.8)	11.8	95.0	—	—

Net cash provided by financing activities from continuing operations	208.9	9.6	4.6	—	223.1

Net cash provided by discontinued operations	—	12.2	—	—	12.2

Increase (decrease) in cash and cash equivalents	3.1	(2.7)	—	—	0.4
Cash and cash equivalents, beginning of period	19.1	12.3	0.2	—	31.6

Cash and cash equivalents, end of period	$22.2	$9.6	$0.2	$—	$32.0

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended March 29, 2002

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
	(in millions)
Net cash provided by (used in) operating activities from continuing operations	$85.3	$56.3	$(36.6)	$—	$105.0
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(44.3)	(43.3)	—	—	(87.6)
Disposals of property and equipment	6.5	1.0	—	—	7.5
Net proceeds from sale of investments	68.8	—	—	—	68.8
Divestiture of certain businesses	3.3	—	—	—	3.3
Acquisition of certain businesses	(794.5)	(0.8)	—	—	(795.3)
Other investing activities	13.7	2.9	—	—	16.6

Net cash used in investing activities from continuing operations	(746.5)	(40.2)	—	—	(786.7)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	701.1	—	—	—	701.1
Payment of long-term borrowings	(381.7)	(2.4)	—	—	(384.1)
Repurchase of stock	—	—	(391.1)	—	(391.1)
Proceeds from issuance of common stock	—	—	764.5	—	764.5
Change in intercompany, net	354.2	(17.4)	(336.8)	—	—
Other financing activities	(2.2)	—	—	—	(2.2)

Net cash provided by financing activities from continuing operations	671.4	(19.8)	36.6	—	688.2

Net cash provided by discontinued operations	—	7.3	—	—	7.3

Increase in cash and cash equivalents	10.2	3.6	—	—	13.8
Cash and cash equivalents, beginning of period	17.3	7.1	0.4	—	24.8

Cash and cash equivalents, end of period	$27.5	$10.7	$0.4	$—	$38.6

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion and analysis of our results of operations and financial condition for the three and six-month periods ended March 28, 2003 and March 29, 2002 should be read in conjunction with the quarterly financial statements and notes thereto contained in this Form 10-Q and our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended September 27, 2002. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.3 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

CRITICAL ACCOUNTING ESTIMATES

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

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Direct marketing segment sales are recognized upon shipment.

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

RESULTS OF CONTINUING OPERATIONS

On March 4, 2003, the Company announced the signing of a definitive agreement, which closed on May 9, 2003, to sell its Educational Resources segment (see Note 2). Accordingly, as required by generally accepted accounting principles, fiscal 2003 second quarter and year-to-date operating results, along with the comparable prior year periods, for this business are reported as “discontinued operations.” The following tables present our sales and operating income from continuing operations, and related percentages attributable to each operating segment for the three and six month periods ended March 28, 2003 and March 29, 2002. The discussion that follows compares fiscal 2003 results of continuing operations to the fiscal 2002 results of continuing operations.

	Three Months Ended				Six Months Ended
	March 28, 2003		March 29, 2002		March 28, 2003		March 29, 2002
	$	%	$	%	$	%	$	%
	(dollars in millions)
Sales by Reportable Segment
Food & Support Services—United States	$1,533.1	68%	$1,390.2	68%	$3,089.4	69%	$2,707.8	67%
Food & Support Services—International	353.8	16%	291.5	15%	689.5	15%	595.7	15%
Uniform and Career Apparel—Rental	251.1	11%	251.6	12%	505.8	11%	502.2	12%
Uniform and Career Apparel—Direct Marketing	105.3	5%	104.4	5%	234.5	5%	232.9	6%

	$2,243.3	100%	$2,037.7	100%	$4,519.2	100%	$4,038.6	100%

Operating Income by Reportable Segment
Food & Support Services—United States	$56.4	59%	$51.3	41%	$141.3	63%	$118.2	50%
Food & Support Services—International	17.1	18%	11.3	9%	31.1	14%	22.8	10%
Uniform and Career Apparel—Rental	24.5	26%	29.3	23%	52.0	23%	59.6	25%
Uniform and Career Apparel—Direct Marketing	4.7	5%	4.9	4%	14.6	7%	14.7	6%
Corporate and Other	(7.4)	-8%	(8.9)	-7%	(15.2)	-7%	(17.1)	-7%

Other Income	95.3	100%	87.9	70%	223.8	100%	198.2	84%
	0.0	0%	37.9	30%	0.0	0%	37.9	16%

	$95.3	100%	$125.8	100%	$223.8	100%	$236.1	100%

Consolidated Overview

Sales of $2.2 billion for the second quarter and $4.5 billion for the six-month period increased 10% and 12%, respectively, over the prior year periods; with acquisitions and the favorable impact of foreign currency translation accounting for 8% and 10% of the increase for the three and six month periods. The Food and Support Services segments experienced double-digit sales growth in both the three and six-month periods, while sales in the Uniform and Career Apparel Rental and Direct Marketing segments were essentially equal with the prior year three and six month periods. Operating income for the second quarter was $95.3 million and $223.8 million for the six-month period, a decrease of 24% and 5%, respectively, from the fiscal 2002 periods which included a $37.9 million pre-tax gain from the sale of our ownership interests in the Boston Red Sox Baseball Club (presented as “Other Income” -see Note 13 to the condensed consolidated financial statements). Excluding other income, operating income increased 8% and 13% for the three and six-month periods, with approximately 3% and 10% due to the impact of acquisitions and foreign currency translation for the three and six month periods. Continuing weak economic conditions and sluggish employment levels have continued to adversely affect all operating segments. Year-to-date operating income margin of 5.0% was equal with the prior year (excluding other income), with margin improvements in the Food and Support Services segments being offset by margin declines in the Uniform and Career Apparel segments.

Interest and other financing costs, net for the three and six-month periods was about equal to the prior year amounts, with the impact of lower interest rates being largely offset by increased average borrowing levels. The effective income tax rate on income from continuing operations for the six-month period was 37.4%, compared to 36.6% for the prior year six-month period, with the slight increase due principally to changes in the sources of non-U.S. income.

Income from continuing operations for the three and six month periods was $37.8 million and $96.2 million, compared to $58.1 million and $105.0 million in the respective prior year periods; and net income for the three and six month periods was $43.8 million and $106.5 million, compared to $64.4 million and $115.8 million in the respective prior year periods. The fiscal 2002 amounts include the Red Sox gain noted above (after tax gain of $24.4 million).

Fiscal second quarter diluted earnings per share from continuing operations was $0.19 per share compared to $0.28 per share in fiscal 2002; and diluted earnings per share (which includes discontinued operations) was $0.22 per share in fiscal 2003 compared to $0.31 per share in fiscal 2002. The weighted average share count for the three month period was 199.6 million shares and 209.2 million shares in fiscal 2003 and 2002, respectively. The per share impact of the Red Sox gain noted above was $0.12 per share in the fiscal 2002 second quarter.

For the six-month period, diluted earnings per share from continuing operations was $0.48 per share compared to $0.53 per share in fiscal 2002; and diluted earnings per share (which includes discontinued operations) was $0.53 per share in fiscal 2003 compared to $0.58 per share in fiscal 2002. The weighted average share count for the six-month period was 199.5 million shares and 198.7 million shares in fiscal 2003 and 2002, respectively. The per share impact of the Red Sox gain noted above was $0.12 per share in the fiscal 2002 six-month period.

Segment Results

As noted above, operating results of the Educational Resources business are reported as discontinued operations and are not included in segment results. The following tables present a fiscal 2003/2002 comparison of reportable segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended				Six Months Ended
	March		Change		March		Change
	2003	2002	$	%	2003	2002	$	%
	(dollars in millions)
Sales by Reportable Segment
Food & Support Services—United States	$1,533.1	$1,390.2	$142.9	10%	$3,089.4	$2,707.8	$381.6	14%
Food & Support Services—International	353.8	291.5	62.3	21%	689.5	595.7	93.8	16%
Uniform and Career Apparel—Rental	251.1	251.6	(0.5)	0%	505.8	502.2	3.6	1%
Uniform and Career Apparel—Direct Marketing	105.3	104.4	0.9	1%	234.5	232.9	1.6	1%

	$2,243.3	$2,037.7	$205.6	10%	$4,519.2	$4,038.6	$480.6	12%

Operating Income by Reportable Segment
Food & Support Services—United States	$56.4	$51.3	$5.1	10%	$141.3	$118.2	$23.1	20%
Food & Support Services—International	17.1	11.3	5.8	52%	31.1	22.8	8.3	36%
Uniform and Career Apparel—Rental	24.5	29.3	(4.8)	-16%	52.0	59.6	(7.6)	-13%
Uniform and Career Apparel—Direct Marketing	4.7	4.9	(0.2)	-5%	14.6	14.7	(0.1)	-1%
Corporate and Other	(7.4)	(8.9)	1.5	-18%	(15.2)	(17.1)	1.9	-12%

	95.3	87.9	7.4	8%	223.8	198.2	25.6	13%
Other Income	0.0	37.9	(37.9)	—	0.0	37.9	(37.9)	—

	$95.3	$125.8	$(30.5)	-24%	$223.8	$236.1	$(12.3)	-5%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the three and six-month periods increased 10% and 14% over the prior year periods due to acquisitions (approximately 8% and 12%, respectively – primarily Fine Host and CTS acquisitions) and increased volume (approximately 2% in both periods). Sales growth in the Healthcare/Corrections and Sports and Entertainment sectors continued in the high single digits and sales growth in the Education sector was in the mid-single digits due to increases in both net new accounts and increased volume. Continuing weak employment levels and the sluggish economy have continued to adversely impact sales growth in our economically sensitive businesses, with second quarter sales down about 7% in the Business Services sector (excluding acquisitions). The Facilities Services sector sales growth was in the low single digits in the current quarter.

Segment operating income for the three and six-month periods increased 10% and 20% compared to the prior year. Excluding the impact of acquisitions (including the Fine Host operating loss), operating income for the three and six-month periods increased 14% and 9%, respectively. For the second quarter, strong performance in the Healthcare/Corrections sector and the continued realization of synergies from the ServiceMaster acquisition were partially offset by weakness in the Business Services sector. Results in the Education sector were negatively affected by difficult weather conditions in parts of the country, and in the Sports and Entertainment sector, the tourist and convention center businesses continued to be adversely affected by lower visitation and spending levels. Second quarter segment operating income includes business interruption insurance proceeds of approximately $6 million related to our World Trade Center claim. The second quarter of fiscal 2003 also includes approximately $6 million of costs related to a company-wide front-line managers meeting to launch our “Mission One” initiatives.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and six-month periods increased 21% and 16% over the prior year due to acquisitions (approximately 5% and 2%, respectively), net new accounts (approximately 2% and 3%, respectively), increased volume (approximately 1% in the three month period) and the favorable impact of foreign currency translation (approximately 13% and 11%, respectively). Sales growth in the United Kingdom was in the mid single-digits and in Spain was in the low double-digits. Sales in Canada, excluding acquisitions, were up slightly from the prior year period and sales in Germany were down slightly from the prior year period, reflective of the continuing economic weakness in these countries.

Operating income in this segment for the three and six-month periods increased 52% and 36% compared to the prior year periods. Excluding the impact of foreign currency translation, segment operating income for the three and six-month periods increased 33% and 23%, with acquisitions contributing approximately 16% and 7%, respectively, of the increase. Base business growth rates were 17% and 16%, respectively, driven principally by continued strong performances in the U.K. and Spain.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales for the second quarter were equal to the prior year and increased 1% for the six-month period compared to the prior year, with increases from acquisitions and net new business being offset by reduced volume at existing accounts. Sales growth in this segment continues to be constrained by soft economic conditions and persistent low employment levels.

Operating income in this segment for the three and six-month periods decreased 16% and 13% from the prior year periods. Net new sales growth and modest price increases were substantially offset by continued contraction in the base business, and while cost control initiatives mitigated to a large extent normal operating cost increases, the ongoing investment in our sales force, increased medical and fuel costs and a very competitive business environment put continued downward pressure on margins.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales for the three and six-month periods increased 1% over the prior year periods with the increase from an acquisition largely offset by a decrease in base business, particularly in work clothing products where sales continued to be constrained by sluggish economic conditions. Segment operating income for the three and six-month periods decreased 5% and 1%, respectively, from the prior year periods due principally to a lower margin sales mix and increased sales and marketing initiatives.

Corporate and Other

Corporate and other expenses, those administrative expenses not allocated to the business segments, were $7.4 million and $15.2 million for the three and six-month periods of fiscal 2003, respectively, compared to $8.9 million and $17.1 million for the prior year periods. The fiscal 2003 second quarter includes a gain of $1.4 million related to a residual payment from a previously divested entity.

Results of Discontinued Operations

Educational Resources segment sales for the three and six-month periods were $115.5 million and $227.2 million, respectively, a decrease of 1% from the prior year periods due to lower enrollment at existing centers

(approximately 5% in both periods) and closed centers (approximately 3% in both periods), partially offset by increases due to pricing (approximately 5% in both periods) and new locations (approximately 2% in both periods). Segment operating profit for the three and six-month periods was $10.0 million and $17.3 million, a decrease of 5%, respectively, from the prior year three and six month periods. The decline in operating profit was due to the sales decline noted above and increased insurance costs, partially offset by effective operating cost controls. Income from discontinued operations, net for the fiscal 2003 three and six month periods was $6.0 million and $10.3, respectively, a decrease of approximately 5% from the prior year periods.

OUTLOOK

As discussed above, the continuing weak economy and persistent low employment levels have had a negative effect on sales growth and operating results in our economically sensitive businesses and we expect this impact to continue into the second half of fiscal 2003, particularly in the Uniform and Career Apparel segments. Further, we expect continued softness in the Sports and Entertainment sector, particularly in the tourist and convention center business, and possibly at our Major League Baseball venues, based on early season reduced attendance levels.

During the fourth quarter of fiscal 2002, certain of the Company’s insurance coverages were renewed with premium increases. Fiscal 2004 premiums for the Company’s casualty and general liability coverage will be renegotiated during the latter part of fiscal 2003, and we currently expect further premium increases and that certain coverages, such as terrorist acts coverage, will be reduced. Management is evaluating alternative insurance arrangements in response to these changes.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows. Those statements reflect the Educational Resource business as a discontinued operation.

Cash provided by operating activities from continuing operations for the six-month period was $58.5 million in the fiscal 2003 quarter compared to $104.9 million in fiscal 2002. Cash flow provided by operating activities from continuing operations decreased $46.4 million from the prior year period due principally to increased working capital requirements. The increase in working capital resulted in part from a reduction in the accounts receivable sale program and higher average trade receivable balances in the current year, reflective of increased sales levels. Total debt increased $326 million from September 27, 2002, due primarily to the acquisitions of CTS and Fine Host (see below) and common stock repurchases.

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of Fine Host Corporation, a food service management company, for approximately $100 million. The Company funded the cash portion of these acquisitions through borrowings under the revolving credit facility.

During the second quarter of fiscal 2003, a Canadian subsidiary of the Company entered into a non-revolving credit facility in the amount of C$25 million, which matures in September 2007. Interest on the facility is based on the Canadian Bankers Acceptance Rate (plus a spread of 1.50%), Canadian Prime Rate (plus a spread of 0.75%) or LIBOR (plus a spread of 1.50%). Proceeds were used to refinance an acquisition.

During the first quarter of fiscal 2003, a subsidiary of the Company completed a private placement of 30 million GBP and 30 million Euro notes. The notes bear interest based on six-month GBP LIBOR (plus a spread of 2.32%) and six-month EURIBOR (plus a spread of 2.25%), respectively. Proceeds from the private placement were used to repay existing borrowings primarily in the United Kingdom and Germany. The private placement notes mature in November 2007. Also, in October 2002, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (6.375%)/pay variable (six month LIBOR). The swaps mature on February 15, 2008 and are designated as fair-value hedging instruments.

In fiscal 2002, the Company established a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s common stock. Repurchases are to be made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions, and may be discontinued at any time. During the first six months of fiscal 2003, the Company repurchased approximately 5.2 million shares for $114.5 million, resulting in total repurchases under the initial authorization of $184.8 million. At its May 6, 2003 meeting, the Board of Directors authorized an increase of $150 million to the repurchase program.

At April 25, 2003, there was approximately $675 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of March 28, 2003, there was approximately $149.5 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases and other long-term liabilities, as well as contingent obligations related to outstanding letters of credit and guarantees as of September 27, 2002. Other than the increase in debt described above, and the reduction in operating lease commitments as a result of the AER divestiture described in footnote (1) below, since September 27, 2002, there has been no material change in the Company’s future obligations for these obligations.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term borrowings	$1,870,431	$38,659	$1,035,581	$779,291	$16,900
Capital lease obligations	5,136	1,195	2,252	1,116	573
Operating leases (1)	806,082	216,251	209,684	130,684	249,463
Purchasing obligations (2)	120,301	97,805	22,496	—	—
Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP (3)	85,575	—	10,519	114	74,942

	$2,887,525	$353,910	$1,280,532	$911,205	$341,878

	Total Amounts Committed	Amount of Commitment Expiration per Period
Other Commercial Commitments		Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$32,978	$15,981	$16,997	$—	$—
Guarantees	26,803	—	26,803	—	—

	$59,781	$15,981	$43,800	$—	$—

(1)	The operating lease commitments shown above include the following amounts related to the Educational Resources business, which was divested on May 9, 2003:

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Operating leases	$271,709	$49,640	$79,048	$53,619	$89,402

(2)	Represents capital commitments in connection with several long-term concession contracts.

(3)	Primarily represents certain unfunded employee retirement obligations.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, consolidated bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $205.8 million at March 28, 2003, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140.

The Company’s business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. ARAMARK may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which ARAMARK acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to the pre acquisition period. ARAMARK has $25 million of insurance coverage for such exposure with a $5 million retained loss limit. The Company has advanced funds to a concession services client which has filed for the equivalent of bankruptcy protection. At March 28, 2003, the client’s reorganization activities were ongoing, and, based upon the limited information available, the carrying value of ARAMARK’s advance has been adjusted. While management does not currently expect a significant impact, the realization of ARAMARK’s remaining assets may be affected by the final terms and conditions of the client’s financial reorganization, which cannot be determined at this time. During the second quarter of fiscal 2003, ARAMARK issued a demand, for overdue payment, to an insurance carrier with respect to certain outstanding insured claims. The carrier has questioned whether such claims are covered under the policy, and legal action has been taken by ARAMARK with respect to our claim. While management fully expects this matter to be resolved in ARAMARK’s favor, an adverse determination would result in such claims, which aggregate $7.5 million, being charged to expense in the period of such determination.

During the second quarter of fiscal 2003, the Company executed a definitive agreement for the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation, Inc. for $250 million in cash. The sale, which closed on May 9, 2003, is expected to result in an after-tax gain of approximately $20 to $25 million.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” See Note 15.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this Statement (see Note 6). The Company can elect to adopt any of the three transitional recognition provisions of this Statement prior to the end of the 2004 fiscal year.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks; increased operating costs; shortages of qualified personnel; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; our ability to integrate and derive the expected benefits from our recent acquisitions, including our acquisition of ServiceMaster Management Services; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services and the environment; and seasonality.

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

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of March 28, 2003, has not materially changed from September 27, 2002 (See Item 7A of the Annual Report on Form 10-K), with the exception of the interest rate swap agreements entered into in connection with the issuance of $300 million of 6.375% notes that mature on February 15, 2008, as described in Note 8 to the condensed consolidated financial statements.

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

PART II—OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

During the quarterly period ended March 28, 2003, the Company sold shares of its class A common stock to three of its non-employee directors pursuant to the exercise of stock options under the ARAMARK Corporation 1996 Directors Stock Ownership Plan. Specifically, on January 3, 2003, Lawrence T. Babbio, Jr. exercised an option to purchase 40,000 shares of class A common stock at an exercise price of $6.20 per share and on January 7, 2003, Patricia C. Barron and Leonard S. Coleman, Jr. exercised options to purchase 90,000 and 52,000 shares of class A common stock, respectively, at an exercise price of $3.08 and $7.60 per share, respectively. The Company received aggregate cash proceeds of $920,400 in connection with the exercise of stock options by Messrs. Babbio and Coleman and Ms. Barron. The shares of class A common stock were sold in reliance on the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended, based upon the position, sophistication and access to information possessed by the directors.

Each share of the Company’s class A common stock may be converted into one share of class B common stock at any time, and is automatically converted into class B common stock if an employee or director leaves the Company. Class A common stock entitles its holders to 10 votes per share, while class B common stock entitles its holders to 1 vote per share. Otherwise, the terms of the Company’s class A common stock and class B common stock are identical.

Item 6.    Exhibits and Reports on Form 8-K

(a) —Exhibits:

10.1	Stock Purchase Agreement dated March 3, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc.
10.2	First Amendment to Stock Purchase Agreement dated March 14, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc.
99.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Reconciliation of non-GAAP measures.

(b)—Report on Form 8-K:

On March 4, 2003, the Company filed a Form 8-K to attach a press release, announcing that the Company had signed a definitive agreement to sell its Educational Resources division to Knowledge Learning Corporation, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION
May 12, 2003	/s/ John M. Lafferty John M. Lafferty Senior Vice President, Controller and Chief Accounting Officer

I, Joseph Neubauer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARAMARK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ JOSEPH NEUBAUER Joseph Neubauer Chairman and Chief Executive Officer

I, L. Frederick Sutherland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of ARAMARK Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ L. FREDERICK SUTHERLAND L. Frederick Sutherland Executive Vice President and Chief Financial Officer