Form 10-Q
period 2003-06-27
ARAMARK CORP/DE
filed 2003-08-11
CIK 1144528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 27, 2003

Commission file number 001-16807

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	23-3086414 (I.R.S. Employer Identification Number)

ARAMARK Tower 1101 Market Street Philadelphia, Pennsylvania (Address of principal executive offices)	19107 (Zip Code)

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

Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class A common stock outstanding at July 25, 2003: 91,910,303

Class B common stock outstanding at July 25, 2003: 93,831,962

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In Thousands)

ASSETS

	June 27, 2003	September 27, 2002

Current Assets:
Cash and cash equivalents	$39,774	$31,572
Receivables	617,178	536,113
Inventories, at lower of cost or market	428,570	425,182
Prepayments and other current assets	114,828	88,218
Current assets of discontinued operations	—	17,307

Total current assets	1,200,350	1,098,392

Property and Equipment, net	1,149,086	1,069,868
Goodwill	1,355,606	1,298,808
Other Intangible Assets	322,086	240,777
Other Assets	359,775	296,203
Noncurrent Assets of Discontinued Operations	—	255,254

	$4,386,903	$4,259,302

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$11,764	$39,548
Accounts payable	415,401	486,112
Accrued expenses and other liabilities	770,046	723,806
Current liabilities of discontinued operations	—	54,096

Total current liabilities	1,197,211	1,303,562

Long-Term Borrowings	1,932,877	1,835,632
Deferred Income Taxes and Other Noncurrent Liabilities	284,204	254,198
Noncurrent Liabilities of Discontinued Operations	—	7,725
Shareholders’ Equity:
Class A common stock, par value $.01	1,116	1,387
Class B common stock, par value $.01	1,041	700
Capital surplus	905,295	821,242
Earnings retained for use in the business	748,838	553,037
Accumulated other comprehensive income (loss)	2,378	(18,671)
Treasury stock	(686,057)	(499,510)

Total shareholders' equity	972,611	858,185

	$4,386,903	$4,259,302

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Sales	$2,340,554	$2,136,498	$6,859,800	$6,175,082

Costs and Expenses:
Cost of services provided	2,118,788	1,923,856	6,228,382	5,594,115
Depreciation and amortization	66,163	56,686	192,599	170,484
Selling and general corporate expenses	27,150	29,973	86,519	86,294
Other income, net (Note 13)	—	(5,806)	—	(43,695)

	2,212,101	2,004,709	6,507,500	5,807,198

Operating income	128,453	131,789	352,300	367,884
Interest and Other Financing Costs, net	40,776	32,986	110,996	103,576

Income from continuing operations before income taxes	87,677	98,803	241,304	264,308
Provision for Income Taxes	23,826	33,530	81,227	94,028

Income from continuing operations	63,851	65,273	160,077	170,280
Income from discontinued operations, net	25,453	7,299	35,724	18,106

Net income	$89,304	$72,572	$195,801	$188,386

Earnings Per Share - Basic:
Income from continuing operations	$.33	$.34	$.84	$.90
Net income	$.47	$.37	$1.02	$.99
Earnings Per Share - Diluted:
Income from continuing operations	$.33	$.32	$.81	$.85
Net income	$.45	$.35	$.99	$.94

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In Thousands)

	For the Nine Months Ended

	June 27, 2003	June 28, 2002

Cash flows from operating activities from continuing operations:
Income from continuing operations	$160,077	$170,280
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	192,599	170,484
Income taxes deferred	19,082	17,092
Gain on sale of investments	—	(45,320)
Changes in noncash working capital	(131,084)	(10,425)
Net proceeds from sale of receivables	—	46,605
Other operating activities	(16,590)	(13,667)

Net cash provided by operating activities from continuing operations	224,084	335,049

Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(180,678)	(142,354)
Disposals of property and equipment	17,938	8,079
Proceeds from sale of investments	—	76,964
Acquisition of certain businesses, net of cash acquired	(202,254)	(865,491)
Divestiture of certain businesses	248,077	4,235
Other investing activities	(10,584)	15,614

Net cash used in investing activities from continuing operations	(127,501)	(902,953)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	260,174	921,187
Payment of long-term borrowings	(217,637)	(687,441)
Proceeds from issuance of common stock	20,601	764,583
Repurchase of stock	(168,574)	(441,653)
Other financing activities	2,333	(6,604)

Net cash provided by (used in) financing activities from continuing operations	(103,103)	550,072

Net cash provided by discontinued operations	14,722	29,405

Increase in cash and cash equivalents	8,202	11,573
Cash and cash equivalents, beginning of period	31,572	24,799

Cash and cash equivalents, end of period	$39,774	$36,372

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

(2)        DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2003, the Company executed a definitive agreement for the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation, Inc. for approximately $250 million in cash. The sale closed on May 9, 2003, and resulted in an after-tax gain of $23.6 million.

AER is accounted for as a discontinued operation in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations and cash flows have been removed from the Company’s results of continuing operations for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations for fiscal 2003 (excluding the net gain) through the transaction closing date and for fiscal 2002 is as follows:

	Three Months Ended		Nine Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

	(in thousands)
Sales	$37,060	$119,350	$264,277	$348,715

Income before income taxes	$3,129	$12,018	$20,174	$29,811
Income tax provision	(1,228)	(4,719)	(8,002)	(11,705)

Net income	$1,901	$7,299	$12,172	$18,106

The assets and liabilities of the discontinued operation are stated separately in the condensed consolidated balance sheet. The primary asset and liability categories follow:

September 27, 2002

(in thousands)
Receivables	$12,184
Prepayments and other current assets	5,123

$17,307

Property and equipment, net	$179,402
Goodwill	70,732
Other intangible assets	1,564
Other assets	3,556

$255,254

Accounts payable	$15,081
Accrued expenses and other current liabilities	39,015

$54,096

Noncurrent liabilities	$7,725

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

During the first nine months of fiscal 2003, 4.3 million options were granted, to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first nine months of fiscal 2003, employees purchased approximately 6.5 million shares or $29.6 million of common stock. Also, during the first nine months of fiscal 2003, approximately 32.6 million Class A shares were converted to Class B shares.

In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, as amended, the Board of Directors approved the use of up to $350 million to repurchase shares of the Company’s Class A or Class B common stock. Repurchases are made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions, and may be discontinued at any time. During the first nine months of fiscal 2003, the Company repurchased 7.6 million shares of Class B common stock at an aggregate cost of approximately $166.1 million, resulting in total repurchases of $236.4 million under the Stock Repurchase Program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)        GOODWILL AND OTHER INTANGIBLE ASSETS:

At the beginning of the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it is subject to at least an annual assessment for impairment by applying a fair value based test.

Goodwill, allocated by reportable segment, follows (in thousands):

	September 27, 2002	Acquisitions	Translation and Other	June 27, 2003

Food and Support
Services – United States	$977,174	$34,248	$(215)	$1,011,207
Food and Support
Services – International	53,328	597	5,871	59,796
Uniform and Career
Apparel – Rental	156,450	18,522	—	174,972
Uniform and Career
Apparel - Direct Marketing	111,856	—	(2,225)	109,631

	$1,298,808	$53,367	$3,431	$1,355,606

Goodwill additions during the nine months ended June 27, 2003 reflect the acquisitions of Clinical Technology Services and Fine Host Corporation (see Note 11) in the Food and Support Services – United States segment and the acquisition of three regional uniform rental companies. These amounts may be revised upon final determination of the purchase price allocations.

Other intangible assets as of June 27, 2003 consist of (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount

Customer relationship assets	$461,689	$(152,776)	$308,913
Other	25,776	(12,603)	13,173

Total	$487,465	$(165,379)	$322,086

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $117.5 million were acquired during the first nine months of fiscal 2003, primarily as part of the acquisitions of the Clinical Technology Services business, Fine Host Corporation and the three regional uniform rental companies. Amortization of intangible assets for the first nine months of fiscal 2003 was $36.6 million, including $1.2 million related to the writeoff of certain contract assets. Amortization for the first nine months of fiscal 2002 was $32.9 million.

(5)        SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of $106.5 million and $96.6 million and income tax payments of $76.4 million and $62.0 million during the first nine months of fiscal 2003 and 2002, respectively.

Cash provided by operating activities includes the tax benefit from the employee exercise of non-qualified stock options of approximately $22.1 million and $36.0 million during the first nine months of fiscal 2003 and 2002, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)        EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended		Nine Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

	(in thousands, except per share data)
Earnings:
Income from continuing operations	$63,851	$65,273	$160,077	$170,280

Net income	$89,304	$72,572	$195,801	$188,386

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	190,727	194,235	191,383	189,476
Impact of potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	5,648	10,449	7,111	11,197

Total common shares used in diluted earnings per share calculations	196,375	204,684	198,494	200,673

Basic earnings per common share:
Income from continuing operations	$.33	$.34	$.84	$.90

Net income	$.47	$.37	$1.02	$.99

Diluted earnings per common share:
Income from continuing operations	$.33	$.32	$.81	$.85

Net income	$.45	$.35	$.99	$.94

Options to purchase 7,865,651 shares were outstanding at June 27, 2003, but were not included in the computation of diluted earnings per common share for both the three and nine months ended June 27, 2003, as the effect would have been antidilutive.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts as follow:

	Three Months Ended		Nine Months Ended

	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

	(in thousands, except per share data)
Net Income
As reported	$89,304	$72,572	$195,801	$188,386
Pro forma	$86,134	$70,790	$186,849	$184,184
Earnings per share
As reported:
Basic	$0.47	$0.37	$1.02	$0.99
Diluted	$0.45	$0.35	$0.99	$0.94
Pro forma:
Basic	$0.45	$0.36	$0.98	$0.97
Diluted	$0.44	$0.35	$0.94	$0.92

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)        COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $102.8 million and $216.9 million for the three and nine months ended June 27, 2003, respectively, and $83.4 million and $196.2 million for the three and nine months ended June 28, 2002, respectively.

(8)        ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements, to manage changes in market conditions related to debt obligations and foreign currency exposures. Through May 2003, the Company had $100 million of interest rate swap agreements, which were designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings. These agreements expired in May 2003. Concurrent with the April 2002 issuance of the Company’s 7% notes, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are designated as fair-value hedging instruments. Additionally, in connection with the August 2002 issuance of the Company’s 6.375% notes, in October 2002, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (6.375%)/pay variable (six month LIBOR). The swaps mature on February 15, 2008 and are designated as fair-value hedging instruments. There were no material forward exchange contract agreements outstanding as of June 27, 2003.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first nine months of fiscal 2003 and 2002, respectively, credits of approximately $2.3 million (net of tax) and $3.5 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of June 27, 2003, there were no net unrealized losses related to interest rate swaps included in “Accumulated other comprehensive income (loss).” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of June 27, 2003, approximately $37.6 million has been included in “Other assets,” with an offsetting increase in “Long-term borrowings” in the condensed consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first nine months of fiscal 2003 and 2002 was not material. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

(9)        ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $161.6 million and $183.9 million at June 27, 2003 and September 27, 2002, respectively, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)        ACCOUNTS RECEIVABLE SECURITIZATION (Continued):

provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At June 27, 2003 and September 27, 2002, respectively, $149.9 million and $178.9 million of accounts receivable were sold and removed from the condensed consolidated balance sheet.

The loss on the sale of receivables was $2.8 million and $3.7 million for the first nine months of fiscal 2003 and 2002, respectively, and is included in “Interest and other financing costs, net.”

(10)     SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended		Nine Months Ended

Sales	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

	(in thousands)
Food and Support Services - United States	$1,623,463	$1,488,107	$4,712,854	$4,195,924
Food and Support Services - International	362,701	298,948	1,052,255	894,634
Uniform and Career Apparel - Rental	253,517	250,458	759,281	752,632
Uniform and Career Apparel - Direct Marketing	100,873	98,985	335,410	331,892

	$2,340,554	$2,136,498	$6,859,800	$6,175,082

	Three Months Ended		Nine Months Ended

Operating Income	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

	(in thousands)
Food and Support Services - United States	$85,897	$86,704	$227,206	$204,923
Food and Support Services - International	16,181	11,771	47,252	34,551
Uniform and Career Apparel - Rental	28,869	30,136	80,868	89,760
Uniform and Career Apparel - Direct Marketing	4,201	3,867	18,832	18,583

	135,148	132,478	374,158	347,817
Corporate and Other	(6,695)	(6,495)	(21,858)	(23,628)
Other Income, net (Note 13)	—	5,806	—	43,695

Operating Income	128,453	131,789	352,300	367,884
Interest Expense, net	(40,776)	(32,986)	(110,996)	(103,576)

Income Before Income Taxes	$87,677	$98,803	$241,304	$264,308

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

“Food and Support Services - United States” operating income in the third quarter of fiscal 2002 includes approximately $3.2 million of business interruption proceeds, related to losses incurred as a result of the September 11, 2001 terrorist attacks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	SEGMENT INFORMATION: (Continued)

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

(11)	ACQUISITIONS

During fiscal 2003, the Company acquired three regional uniform rental companies for a total of approximately $27 million in cash. The Company’s pro forma results of operations for fiscal 2003 and 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of Fine Host Corporation, a food service management company, for approximately $100 million. The results of Fine Host Corporation have been included starting in the second quarter of fiscal 2003. These acquisitions were funded through borrowings under the revolving credit facility. The proforma results of operations for the first nine months of fiscal 2003 and 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective periods.

During the third quarter of fiscal 2002, the Company completed the acquisition of the Harrison Conference Centers portfolio of conference centers and university hotels from Hilton Hotels Corporation for approximately $49 million in cash. The Company also acquired Long Beach Uniform, a direct retail and contract marketer of uniforms and public safety equipment in Southern California, for approximately $9.5 million in cash, and Uniform for Industry, a uniform rental company serving the New York City area, for approximately $10.4 million in cash. Each of these acquisitions was completed at or near the end of the third quarter, and had no material impact on the condensed consolidated financial statements.

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

The results of ServiceMaster Management Services have been included in the accompanying condensed consolidated financial statements from the date of acquisition and are included in the Food and Support Services—United States segment. Had the acquisition of ServiceMaster Management Services occurred at the beginning of fiscal 2002, pro forma sales, net income and diluted earnings per share for the nine months ended June 28, 2002 would have been higher by approximately $0.2 billion, $1.5 million and $0.01 per share. These pro forma disclosures are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of fiscal 2002. Pro forma results are not intended to be a projection of future results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In the second quarter of fiscal 2002, the Company sold its interests in the Boston Red Sox Baseball Club and a related entity, which controls the rights to broadcast Red Sox games. The sale resulted in a pre-tax gain of approximately $37.9 million. In the third quarter of fiscal 2002, the Company recorded a pretax net gain of $5.8 million, consisting of a gain ($7.4 million) on the sale of a residual interest in a previously divested business and charges ($1.6 million) incurred in connection with initiating the shareholder stock sale program in June 2002. These pretax gains are presented in “Other Income, net” in the accompanying condensed consolidated statements of income.

(14)	FINANCING ACTIVITIES:

During the third quarter of fiscal 2003, the Company completed a tender offer for its 6-3/4% guaranteed notes due August 1, 2004 issued by ARAMARK Services, Inc. and guaranteed by ARAMARK Corporation. The total cash consideration paid for the purchase of the notes, including accrued interest, is $102 million. Additionally, during the third quarter of fiscal 2003, the Company retired a $45 million term loan due March 2005. These two transactions resulted in an extinguishment charge of $7.7 million which is included in “Interest and Other Financing Costs, net.”

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	COMMITMENTS AND CONTINGENCIES:

ARAMARK has guaranteed certain indebtedness of two investee entities in the maximum amount of $27 million. Maturities of the guaranteed debt range from one to three years. Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $81.8 million at June 27, 2003. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at June 27, 2003.

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

The Company advanced funds to a concession services client which has filed for the equivalent of bankruptcy protection. At June 27, 2003, the client’s reorganization activities were substantially completed, and the carrying value of ARAMARK’s advance has been adjusted, without material effect on the consolidated financial statements.

During the second quarter of fiscal 2003, ARAMARK issued a demand, for overdue payment, to an insurance carrier with respect to certain outstanding insured claims. Subsequent to June 27, 2003, proceeds were received in full satisfaction of the claim.

During the third quarter of fiscal 2003, the Company reduced the provision for income taxes by approximately $8.4 million, based upon the settlement of certain of its open tax years.

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

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of June 27, 2003. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
June 27, 2003
(In Millions)

ASSETS

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Current Assets:
Cash and cash equivalents	$28.9	$10.8	$0.1	$—	$39.8
Receivables	435.6	181.4	0.2	—	617.2
Inventories, at lower of cost or market	99.7	328.9	—	—	428.6
Prepayments and other current assets	96.6	14.0	4.2	—	114.8

Total current assets	660.8	535.1	4.5	—	1,200.4

Property and Equipment, net	417.4	729.3	2.4	—	1,149.1
Goodwill	890.3	465.3	—	—	1,355.6
Intercompany Receivable	1,414.0	765.8	—	(2,179.8)	—
Investment in Subsidiaries	—	—	2,429.8	(2,429.8)	—
Other Intangible Assets	262.7	59.4	—	—	322.1
Other Assets	253.1	103.9	2.7	—	359.7

	$3,898.3	$2,658.8	$2,439.4	$(4,609.6)	$4,386.9

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$7.2	$4.6	$—	$—	$11.8
Accounts payable	321.5	74.4	19.5	—	415.4
Accrued expenses and other liabilities	525.2	230.8	14.0	—	770.0

Total current liabilities	853.9	309.8	33.5	—	1,197.2

Long-Term Borrowings	1,921.7	11.2	—	—	1,932.9
Deferred Income Taxes and Other Noncurrent Liabilities	173.6	91.3	19.3	—	284.2
Intercompany Payable	203.9	561.9	1,414.0	(2,179.8)	—
Shareholders’ Equity	745.2	1,684.6	972.6	(2,429.8)	972.6

	$3,898.3	$2,658.8	$2,439.4	$(4,609.6)	$4,386.9

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the three months ended June 27, 2003
(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Sales	$1,650.8	$689.8	$—	$—	$2,340.6
Equity in Net Income of Subsidiaries	—	—	89.3	(89.3)	—
Management Fee Income	—	—	7.0	(7.0)	—

	1,650.8	689.8	96.3	(96.3)	2,340.6
Costs and Expenses:
Cost of services provided	1,543.5	582.2	—	(6.9)	2,118.8
Depreciation and amortization	37.7	28.4	—	0.1	66.2
Selling and general corporate expenses	12.7	7.7	6.8	—	27.2

	1,593.9	618.3	6.8	(6.8)	2,212.2

Operating Income	56.9	71.5	89.5	(89.5)	128.4
Interest and Other Financing Costs, net:
Interest expense, net	40.4	0.2	0.2	—	40.8
Intercompany interest, net	(8.9)	9.1	—	(0.2)	—

Interest and Other Financing Costs, net	31.5	9.3	0.2	(0.2)	40.8

Income from continuing operations before income taxes	25.4	62.2	89.3	(89.3)	87.6
Provision for Income Taxes	8.7	15.1	—	—	23.8

Income from continuing operations	16.7	47.1	89.3	(89.3)	63.8
Income from discontinued operations, net	—	25.5	—	—	25.5

Net Income	$16.7	$72.6	$89.3	$(89.3)	$89.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the three months ended June 28, 2002
(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Sales	$1,441.4	$695.1	$—	$—	$2,136.5
Equity in Net Income of Subsidiaries	—	—	72.6	(72.6)	—
Management Fee Income	—	—	8.3	(8.3)	—

	1,441.4	695.1	80.9	(80.9)	2,136.5
Costs and Expenses:
Cost of services provided	1,355.8	577.4	—	(9.4)	1,923.8
Depreciation and amortization	30.1	26.5	—	0.1	56.7
Selling and general corporate expenses	16.5	5.8	6.1	1.6	30.0
Other income, net	—	(7.4)	1.6	—	(5.8)

	1,402.4	602.3	7.7	(7.7)	2,004.7

Operating income	39.0	92.8	73.2	(73.2)	131.8
Interest and Other Financing Costs, net:
Interest expense, net	32.6	(0.2)	0.6	—	33.0
Intercompany interest, net	(4.3)	4.9	—	(0.6)	—

Interest and Other Financing Costs, net	28.3	4.7	0.6	(0.6)	33.0

Income from continuing operations before income taxes	10.7	88.1	72.6	(72.6)	98.8
Provision for Income Taxes	3.8	29.7	—	—	33.5

Income from continuing operations	6.9	58.4	72.6	(72.6)	65.3
Income from discontinued operations, net	—	7.3	—	—	7.3

Net Income	$6.9	$65.7	$72.6	$(72.6)	$72.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the nine months ended June 27, 2003
(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Sales	$4,998.9	$1,860.9	$—	$—	$6,859.8
Equity in Net Income of Subsidiaries	—	—	195.8	(195.8)	—
Management Fee Income	—	—	22.7	(22.7)	—

	4,998.9	1,860.9	218.5	(218.5)	6,859.8
Costs and Expenses:
Cost of services provided	4,662.2	1,588.4	—	(22.3)	6,228.3
Depreciation and amortization	108.6	83.8	—	0.2	192.6
Selling and general corporate expenses	41.9	22.6	21.9	0.2	86.6

	4,812.7	1,694.8	21.9	(21.9)	6,507.5

Operating Income	186.2	166.1	196.6	(196.6)	352.3
Interest and Other Financing Costs, net:
Interest expense, net	109.4	0.8	0.8	—	111.0
Intercompany interest, net	(26.7)	27.5	—	(0.8)	—

Interest and Other Financing Costs, net	82.7	28.3	0.8	(0.8)	111.0

Income from continuing operations before income taxes	103.5	137.8	195.8	(195.8)	241.3
Provision for Income Taxes	36.1	45.1	—	—	81.2

Income from continuing operations	67.4	92.7	195.8	(195.8)	160.1
Income from discontinued operations, net	—	35.7	—	—	35.7

Net Income	$67.4	$128.4	$195.8	$(195.8)	$195.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
For the nine months ended June 28, 2002
(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Sales	$4,331.9	$1,843.2	$—	$—	$6,175.1
Equity in Net Income of Subsidiaries	—	—	188.4	(188.4)	—
Management Fee Income	—	—	26.0	(26.0)	—

	4,331.9	1,843.2	214.4	(214.4)	6,175.1
Costs and Expenses:
Cost of services provided	4,058.9	1,560.5	—	(25.3)	5,594.1
Depreciation and amortization	91.5	78.6	—	0.4	170.5
Selling and general corporate expenses	43.2	19.8	21.8	1.5	86.3
Other income, net	(37.9)	(7.4)	1.6	—	(43.7)

	4,155.7	1,651.5	23.4	(23.4)	5,807.2

Operating income	176.2	191.7	191.0	(191.0)	367.9
Interest and Other Financing Costs, net:
Interest expense, net	101.0	—	2.6	—	103.6
Intercompany interest, net	(12.2)	14.8	—	(2.6)	—

Interest and Other Financing Costs, net	88.8	14.8	2.6	(2.6)	103.6

Income from continuing operations before income taxes	87.4	176.9	188.4	(188.4)	264.3
Provision for Income Taxes	32.6	61.4	—	—	94.0

Income from continuing operations	54.8	115.5	188.4	(188.4)	170.3
Income from discontinued operations, net	—	18.1	—	—	18.1

Net Income	$54.8	$133.6	$188.4	$(188.4)	$188.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 27, 2003
(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$53.9	$196.0	$(25.8)	$—	$224.1
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(97.5)	(83.0)	(0.2)	—	(180.7)
Disposals of property and equipment	13.8	4.1	—	—	17.9
Acquisition of certain businesses, net of cash acquired	(173.5)	(28.7)	—	—	(202.2)
Divestiture of certain businesses	—	248.1	—	—	248.1
Other investing activities	(8.7)	(1.9)	—	—	(10.6)

Net cash used in investing activities from continuing operations	(265.9)	138.6	(0.2)	—	(127.5)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	259.3	0.9	—	—	260.2
Payment of long-term borrowings	(212.5)	(5.1)	—	—	(217.6)
Repurchase of stock	—	—	(168.6)	—	(168.6)
Proceeds from issuance of common stock	—	—	20.6	—	20.6
Other financing activities	(0.7)	—	3.0	—	2.3
Change in intercompany, net	175.7	(346.6)	170.9	—	—

Net cash provided by (used in) financing activities from continuing operations	221.8	(350.8)	25.9	—	(103.1)

Net cash provided by discontinued operations	—	14.7	—	—	14.7
Increase (decrease) in cash and cash equivalents	9.8	(1.5)	(0.1)	—	8.2
Cash and cash equivalents, beginning of period	19.1	12.3	0.2	—	31.6

Cash and cash equivalents, end of period	$28.9	$10.8	$0.1	$—	$39.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
For the nine months ended June 28, 2002
(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$192.7	$176.7	$(34.3)	$—	$335.1
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(67.5)	(74.8)	—	—	(142.3)
Disposals of property and equipment	8.7	(0.6)	—	—	8.1
Proceeds from sale of investments	68.8	8.2	—	—	77.0
Divestiture of certain businesses	2.5	1.7	—	—	4.2
Acquisition of certain businesses, net of cash acquired	(843.6)	(21.9)	—	—	(865.5)
Other investing activities	(9.5)	25.4	(0.3)	—	15.6

Net cash used in investing activities from continuing operations	(840.6)	(62.0)	(0.3)	—	(902.9)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	921.2	—	—	—	921.2
Payment of long-term borrowings	(685.1)	(2.4)	—	—	(687.5)
Proceeds from issuance of common stock	—	—	764.6	—	764.6
Repurchase of stock	—	—	(441.7)	—	(441.7)
Change in intercompany, net	420.0	(133.8)	(286.2)	—	—
Other financing activities	(4.4)	—	(2.2)	—	(6.6)

Net cash provided by (used in) financing activities from continuing operations	651.7	(136.2)	34.5	—	550.0

Net cash provided by discontinued operations	—	29.4	—	—	29.4
Increase (decrease) in cash and cash equivalents	3.8	7.9	(0.1)	—	11.6
Cash and cash equivalents, beginning of period	17.3	7.1	0.4	—	24.8

Cash and cash equivalents, end of period	$21.1	$15.0	$0.3	$—	$36.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and nine-month periods ended June 27, 2003 and June 28, 2002 should be read in conjunction with the quarterly financial statements and notes thereto contained in this Form 10-Q and our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended September 27, 2002. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit(s) 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

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

RESULTS OF CONTINUING OPERATIONS

On May 9, 2003, the Company closed the sale of its Educational Resources segment (see Note 2). Accordingly, as required by generally accepted accounting principles, fiscal 2003 third quarter and year-to-date operating results, along with the comparable prior year periods, for this business are reported as “discontinued operations.” The following tables present our sales and operating income from continuing operations, and related percentages attributable to each operating segment for the three and nine month periods ended June 27, 2003 and June 28, 2002. The discussion that follows compares fiscal 2003 results of continuing operations to the fiscal 2002 results of continuing operations.

	Three Months Ended				Nine Months Ended

	June 27, 2003		June 28, 2002		June 27, 2003		June 28, 2002

Sales by Reportable Segment	$	%	$	%	$	%	$	%

	(dollars in millions)
Food & Support Services - United States	$1,623.5	69%	$1,488.1	69%	$4,712.8	69%	$4,195.9	68%
Food & Support Services - International	362.7	15%	298.9	14%	1,052.3	15%	894.7	15%
Uniform and Career Apparel - Rental	253.5	11%	250.5	12%	759.3	11%	752.6	12%
Uniform and Career Apparel - Direct Marketing	100.9	5%	99.0	5%	335.4	5%	331.9	5%

	$2,340.6	100%	$2,136.5	100%	$6,859.8	100%	$6,175.1	100%

	Three Months Ended				Nine Months Ended

	June 27, 2003		June 28, 2002		June 27, 2003		June 28, 2002

Operating Income by Reportable Segment	$	%	$	%	$	%	$	%

	(dollars in millions)
Food & Support Services - United States	$85.9	67%	$86.7	66%	$227.2	65%	$204.9	56%
Food & Support Services - International	16.2	13%	11.8	9%	47.3	13%	34.5	9%
Uniform and Career Apparel - Rental	28.9	22%	30.1	23%	80.9	23%	89.8	24%
Uniform and Career Apparel - Direct Marketing	4.2	3%	3.9	3%	18.8	5%	18.6	5%
Corporate and Other	(6.7)	-5%	(6.5)	-5%	(21.9)	-6%	(23.6)	-6%

	128.5	100%	126.0	96%	352.3	100%	324.2	88%
Other Income	0.0	0%	5.8	4%	0.0	0%	43.7	12%

	$128.5	100%	$131.8	100%	$352.3	100%	$367.9	100%

Consolidated Overview

Sales of $2.3 billion for the third quarter and $6.9 billion for the nine-month period increased 10% and 11%, respectively, over the prior year periods; with acquisitions and the favorable impact of foreign currency translation contributing 8% and 9% for the three and nine-month periods. The Food and Support Services - United States segment experienced high single digit sales growth in third quarter, while sales in the Uniform and Career Apparel Rental and Direct Marketing segments increased slightly. The Food and Support Services – International segment reported double-digit sales growth, which was favorably affected by the impact of foreign currency translation. For the nine-month period, the Food and Support Services segments experienced double-digit sales growth, while sales in the Uniform and Career Apparel Rental and Direct Marketing segments were essentially equal with the prior year period. Operating income for the third quarter was $128.5 million and $352.3 million for the nine-month period, a decrease of 3% and 4%, respectively, from the fiscal 2002 periods. Fiscal 2002 operating income in the third quarter included a $5.8 million pre-tax net gain resulting principally from the sale of a residual investment in a previously divested business, and in the fiscal 2002 nine-month period also included a pretax gain of $37.9 million from the sale of our ownership interests in the Boston Red Sox Baseball Club (presented as “Other Income” -see Note 13 to the condensed consolidated financial statements). Excluding other income, 2003 operating income increased 2% and 9% for the three and nine-month periods, with approximately 3% and 7% due to the impact of acquisitions and foreign currency translation. Continuing weak economic conditions and sluggish employment levels have continued to adversely affect all operating segments. Year-to-date operating income margin of 5.1% was lower than the prior year (5.2% - excluding other income), with margin improvements in the Food and Support Services – International segment being offset by margin declines in the Uniform and Career Apparel – Rental segment and softness in the Sports and Entertainment sector of the Food and Support Services – United States segment.

Interest and other financing costs, net for the three and nine-month periods was $40.8 million and $111 million, respectively, an increase of 24% and 7% over the prior year periods due to a debt extinguishment charge of $7.7 million related to the tender offer for the Company’s 6.75% Notes and the retirement of a term loan (see Note 14), with the impact of lower interest rates being largely offset by increased average borrowing levels. The effective income tax rate on income from continuing operations for the nine-month period was 33.7%, compared to 35.6% for the prior year nine-month period. The Company reduced its tax provision in the third quarter of fiscal 2003 by approximately $8.4 million, based on the settlement of certain open tax years (see Note 15). Also, the fiscal 2002 effective tax rate for the nine-month period was favorably impacted by a permanent book and tax basis difference on the investment sale noted above.

Income from continuing operations for the three and nine-month periods was $63.9 million and $160.1 million, compared to $65.3 million and $170.3 million in the respective prior year periods. The fiscal 2003 three and nine-month periods include the impact of the debt extinguishment ($4.7 million after-tax charge) and the $8.4 million tax adjustment noted above, and fiscal 2002 amounts include the divestiture gains noted above (after-tax gain of $6.4 million and $30.8 million for the three and nine-month periods, respectively). Net income for the three and nine-month periods was $89.3 million and $195.8 million, compared to $72.6 million and $188.4 million in the respective prior year periods. Net income for the fiscal 2003 three and nine-month periods includes the after-tax gain of $23.6 million related to the divestiture of the Educational Resources business.

Fiscal 2003 third quarter diluted earnings per share from continuing operations was $0.33 per share compared to $0.32 per share in fiscal 2002. The debt extinguishment loss and the tax provision adjustment resulted in a net increase of $0.02 per share in the fiscal 2003 third quarter. The divestiture gain increased earnings $0.03 per share in the fiscal 2002 third quarter. Diluted earnings per share (which includes discontinued operations) was $0.45 per share in fiscal 2003 compared to $0.35 per share in fiscal 2002. The impact of the gain on the sale of the Educational Resources business was $0.12 per share. The weighted average share count for the three-month period was 196 million shares and 205 million shares in fiscal 2003 and 2002, respectively.

For the nine-month period, diluted earnings per share from continuing operations was $0.81 per share compared to $0.85 per share in fiscal 2002. The debt extinguishment loss and the tax provision adjustment increased per share earnings by $0.02 in the fiscal 2003 period, while the divestiture and Red Sox gains increased per share earnings $0.15 in the fiscal 2002 period. Diluted earnings per share (which includes discontinued operations) was $0.99 per share in fiscal 2003 compared to $0.94 per share in fiscal 2002. The weighted average share count for the nine-month period was 198 million shares and 201 million shares in fiscal 2003 and 2002, respectively.

Segment Results

As noted above, operating results of the Educational Resources business are reported as discontinued operations and are not included in segment results. The following tables present a fiscal 2003/2002 comparison of reportable segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended				Nine Months Ended

	June		Change		June		Change

Sales by Reportable Segment	2003	2002	$	%	2003	2002	$	%

	(dollars in millions)
Food & Support Services - United States	$1,623.5	$1,488.1	$135.4	9%	$4,712.8	$4,195.9	$516.9	12%
Food & Support Services - International	362.7	298.9	63.8	21%	1,052.3	894.7	157.6	18%
Uniform and Career Apparel - Rental	253.5	250.5	3.0	1%	759.3	752.6	6.7	1%
Uniform and Career Apparel - Direct Marketing	100.9	99.0	1.9	2%	335.4	331.9	3.5	1%

	$2,340.6	$2,136.5	$204.1	10%	$6,859.8	$6,175.1	$684.7	11%

	Three Months Ended				Nine Months Ended

	June		Change		June		Change

Operating Income by Reportable Segment	2003	2002	$	%	2003	2002	$	%

	(dollars in millions)
Food & Support Services - United States	$85.9	$86.7	$(0.8)	-1%	$227.2	$204.9	$22.3	11%
Food & Support Services - International	16.2	11.8	4.4	37%	47.3	34.5	12.8	37%
Uniform and Career Apparel - Rental	28.9	30.1	(1.2)	-4%	80.9	89.8	(8.9)	-10%
Uniform and Career Apparel - Direct Marketing	4.2	3.9	0.3	9%	18.8	18.6	0.2	1%
Corporate and Other	(6.7)	(6.5)	(0.2)	-3%	(21.9)	(23.6)	1.7	7%

	128.5	126.0	2.5	2%	352.3	324.2	28.1	9%
Other Income	0.0	5.8	(5.8)	—	0.0	43.7	(43.7)	—

	$128.5	$131.8	$(3.3)	-3%	$352.3	$367.9	$(15.6)	-4%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the three and nine-month periods increased 9% and 12% over the prior year periods due to acquisitions (approximately 7% and 10%, respectively), net new accounts (approximately 2% and 1%, respectively) and increased volume (approximately 1% for the nine month period). Sales growth for the third quarter in the Healthcare/Corrections sector continued in the high single digits and sales growth in the Education sector was in the mid-single digits due primarily to increased volume at existing accounts. Continuing weak employment levels and the sluggish economy have continued to adversely impact sales growth in our economically sensitive businesses, with third quarter sales down about 2% in the Business Services sector (excluding acquisitions), which, however, compared favorably to the 7% decline in the second quarter. The Facilities Services sector sales growth (excluding acquisitions) continued in the low single digits during the current quarter. Sales in the Sports and Entertainment sector were about equal with the prior year, with increases due to additional NHL and NBA playoff games offset by fewer Major League Baseball games in the fiscal 2003 third quarter and lower average attendance, and significantly decreased visitations at National parks. Park visitation was reported down almost 15% from the prior year at several popular locations.

Segment operating income for the third quarter decreased 1% compared to the prior year period which included insurance proceeds of approximately $3 million related to our World Trade Center claim. For the third quarter, strong performance in the Healthcare/Corrections and Education sectors, continued realization of synergies from the ServiceMaster acquisition and effective cost controls in the Business Services sector, were offset by significantly reduced profitability in the Sports and Entertainment sector, due to continued softness in the tourist and convention center businesses, which continued to be adversely affected by lower visitation and spending levels, as well as fewer games and lower average attendance at Major League Baseball games. Operating income for the nine-month period of fiscal 2003 increased 11% compared to the prior year period, with acquisitions contributing approximately 7%. Included in fiscal 2003 results for the nine-month period are approximately $6 million of business interruption insurance proceeds related to our World Trade Center claim and approximately $6 million of costs related to a company-wide front-line managers meeting to launch our “Mission One” initiatives, both incurred in the second quarter of fiscal 2003.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and nine-month periods increased 21% and 18% over the prior year. Excluding the impact of foreign currency translation, sales increased 6% for both the three and nine-month periods due to acquisitions (approximately 1% and 2% respectively) and net new accounts (approximately 5% and 4%, respectively). Sales growth in the United Kingdom was in the high single-digits and sales growth in Spain was in the low double-digits. Sales growth in Germany was in the low single-digits and sales in Canada, excluding acquisitions, were equal with the prior year period, reflective of the continuing economic weakness in these countries.

Operating income in this segment for both the three and nine-month periods increased 37% compared to the prior year periods. Excluding the impact of foreign currency translation, segment operating income for the three and nine-month periods increased 19% and 21%, with acquisitions contributing approximately 4% and 6%, respectively, of the increase. Base business growth rates were 15% for both the three and nine-month periods, driven principally by strong performances in Germany and Spain.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales increased 1% for both the three and nine-month periods compared to the prior year due to acquisitions. Sales increases from net new business have been offset by reduced volume at existing accounts. Sales growth in this segment continues to be constrained by soft economic conditions and persistent low employment levels.

Operating income in this segment for the three and nine-month periods decreased 4% and 10% from the prior year periods. Net new sales growth and modest price increases were substantially offset by continued contraction in the base business, and while cost control and operational improvement initiatives mitigated to a large extent normal operating cost increases, increased medical and fuel costs and a very competitive business environment put continued downward pressure on margins compared to the prior year periods.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales for the three and nine-month periods increased 2% and 1%, respectively, over the prior year periods, with the increase from an acquisition largely offset by a decrease in base business, particularly in work clothing products where sales continued to be constrained by sluggish economic conditions. Segment operating income for the three and nine-month periods increased 9% and 1%, respectively, from the prior year periods due primarily to the impact of the acquisition and a higher margin sales mix.

Corporate and Other

Corporate and other expenses, those administrative expenses not allocated to the business segments, were $6.7 million and $21.9 million for the three and nine-month periods of fiscal 2003, respectively, compared to $6.5 million and $23.6 million for the prior year periods. The fiscal 2003 nine-month period includes a gain of $1.4 million related to a residual payment from a previously divested entity.

Results of Discontinued Operations

As discussed above, on May 9, 2003 the Company closed the sale of its Educational Resources business to Knowledge Universe Corporation for $250 million in cash, subject to certain post closing adjustments. The proceeds were used to repay outstanding borrowings and the sale resulted in a net gain of $23.6 million. The results of this business are reflected in the accompanying condensed consolidated financial statements as discontinued operations for all periods presented in accordance with generally accepted accounting principles. Sales, operating income and income from discontinued operations for fiscal 2003 (excluding the net gain) through the transaction closing date and for fiscal 2002 are as follows:

	Three Months Ended		Nine Months Ended

(In millions)	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002

Sales	$37.1	$119.4	$264.3	$348.7
Operating income	3.1	12.0	20.2	29.8
Income from discontinued operations	$1.9	$7.3	$12.1	$18.1

OUTLOOK

As discussed above, the continuing weak economy and persistent low employment levels have had a negative effect on sales growth and operating results in our economically sensitive businesses and we expect this trend to continue into the fourth quarter of fiscal 2003. Difficult economic conditions are expected to affect results in both the Uniform and Career Apparel segments and in the Sports and Entertainment sector, particularly in the tourist and convention center business, and possibly at our Major League Baseball venues, based on continuing reduced attendance levels.

During the fourth quarter of fiscal 2002, certain of the Company’s insurance coverages were renewed with premium increases. Fiscal 2004 premiums for the Company’s casualty and general liability coverage will be renegotiated during the fourth quarter of fiscal 2003, and we currently expect further premium increases and that certain coverages, such as terrorist acts coverage, will be reduced. Management is evaluating alternative insurance arrangements in response to these changes.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows. Those statements reflect the Educational Resources business as a discontinued operation.

Cash provided by operating activities from continuing operations for the nine-month period was $224.1 million in the fiscal 2003 period compared to $335.0 million in fiscal 2002, a decrease of $110.9 million. The reduction in the accounts receivable sale facility (see Note 9) earlier this year resulted in approximately $75.0 million of the decrease, as the level of receivable balances sold decreased during the current period. The remainder of the decrease resulted from higher working capital requirements, due in part to increased receivable balances and the timing of supplier and income tax payments, offset by higher income and non cash charges in the current period. Total debt increased $69.5 million from September 27, 2002, due primarily to the acquisitions of CTS and Fine Host (see below) and common stock repurchases, less repayments from the proceeds of the Educational Resources sale noted above.

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

During the third quarter of fiscal 2003, the Company completed a tender offer for its 6-3/4% guaranteed notes due August 1, 2004, issued by ARAMARK Services, Inc. and guaranteed by ARAMARK Corporation. The total cash consideration paid for the purchase of the notes, including accrued interest, was $102 million. Additionally, during the third quarter of fiscal 2003, the Company retired a $45 million term loan due March 2005. These two transactions resulted in an extinguishment charge of $7.7 million, which is included in “Interest and Other Financing Costs, net,” and were financed through borrowings under the Company’s $1 billion bank credit facility.

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

The Company established a Stock Repurchase Program, under which the Board of Directors has approved the use of up to $350 million to repurchase shares of the Company’s common stock. Repurchases are to be made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions, and may be discontinued at any time. During the first nine months of fiscal 2003, the Company repurchased approximately 7.6 million shares for $166.1 million, resulting in total repurchases under the authorization of $236.4 million.

At July 25, 2003, there was approximately $835 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of June 27, 2003, there was approximately $145.4 million outstanding in foreign currency borrowings.

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

	Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term borrowings	$1,870,431	$38,659	$1,035,581	$779,291	$16,900

Capital lease obligations	5,136	1,195	2,252	1,116	573

Operating leases (1)	806,082	216,251	209,684	130,684	249,463

Purchasing obligations (2)	120,301	97,805	22,496	—	—

Other long-term liabilities reflected on the Registrant’s balance sheet under GAAP (3)	85,575	—	10,519	114	74,942

	$2,887,525	$353,910	$1,280,532	$911,205	$341,878

	Amount of Commitment Expiration per Period

Other Commercial Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years

Letters of credit	$32,978	$15,981	$16,997	$—	$—

Guarantees	26,803	—	26,803	—	—

	$59,781	$15,981	$43,800	$—	$—

______________

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

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, consolidated bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $161.6 million at June 27, 2003, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140.

The Company’s business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. ARAMARK may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which ARAMARK acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to the pre-acquisition period. ARAMARK has $25 million of insurance coverage for such exposure with a $5 million retained loss limit. The Company advanced funds to a concession services client which has filed for the equivalent of bankruptcy protection. At June 27, 2003, the client’s reorganization activities were substantially completed, and the carrying value of ARAMARK’s advance has been adjusted. During the second quarter of fiscal 2003, ARAMARK issued a demand, for overdue payment, to an insurance carrier with respect to certain outstanding insured claims. Subsequent to June 27, 2003, proceeds were received in full satisfaction of the claim.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks; increased operating costs; shortages of qualified personnel; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services and the environment; and seasonality.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of June 27, 2003, has not materially changed from September 27, 2002 (See Item 7A of the Annual Report on Form 10-K), with the exception of the interest rate swap agreements entered into in connection with the issuance of $300 million of 6.375% notes that mature on February 15, 2008, as described in Note 8 to the condensed consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot proved absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

ARAMARK Corporation’s (the “Company”) annual meeting of stockholders (“2003 Annual Meeting”) was held on February 4, 2003. At the 2003 Annual Meeting, the stockholders voted upon the election of four directors. The results of such vote were as follows:

	For	Withheld	Broker Non-Votes

Name of nominee:
Patricia C. Barron	975,076,450	1,539,660	N/A
Robert J. Callander	976,508,010	108,100	N/A
Ronald R. Davenport	976,475,730	140,380	N/A
Ronald L. Sargent	976,498,010	118,100	N/A

The terms of the following directors of the Company continued after the 2003 Annual Meeting: Joseph Neubauer, Lawrence T. Babbio, Jr., Leonard S. Coleman, Jr., Thomas H. Kean, James E. Ksansnak, James E. Preston and Karl M. von der Heyden.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) —Exhibits:

3.1	Amended and Restated Certificate of Incorporation of ARAMARK Corporation.

10.1

Second Amendment to Stock Purchase Agreement, dated May 9, 2003, among Knowledge Schools, Inc., Knowledge Learning Corporation formerly known as Children’s Discovery Centers of America, Inc., ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc.

10.2	Agreement Relating to Employment and Post-Employment Competition with Timothy P. Cost.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

(b) —Reports on Form 8-K:

On May 8, 2003, the Company filed a Form 8-K to furnish a document reflecting financial information adjusted to reflect the Company’s Educational Resources segment as a discontinued operation and a document explaining the Company’s revised earnings per share guidance. On May 8, 2003, the Company filed a second Form 8-K to furnish its earnings press release for the fiscal quarter ended March 28, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION
August 11, 2003	/s/ JOHN M. LAFFERTY

John M. Lafferty Senior Vice President, Controller and Chief Accounting Officer