Form 10-K
period 2003-10-03
ARAMARK CORP/DE
filed 2003-12-19
CIK 1144528

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 2003 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-16807

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-3086414
(State of Incorporation)	(I.R.S. Employer Identification No.)

ARAMARK Tower

1101 Market Street

Philadelphia, Pennsylvania 19107

(Address of principal executive offices)

Telephone Number: 215-238-3000

Securities registered pursuant to Section 12(b) of the Act:

Class B Common Stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.01 par value

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes ☒    No ☐

Aggregate market value of the voting stock held by nonaffiliates at March 28, 2003: $3.4 billion

Common stock outstanding at October 31, 2003:	Class A Common Stock	85,844,515 shares
	Class B Common Stock	98,429,325 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2004 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report.

PART I

Item 1.

BUSINESS

Overview

ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of outsourced services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities. We have leadership positions in food and support services and uniform and career apparel services. Our strong presence in food service allows us to serve clients in many of the key industrial countries, which continue to experience substantial growth in the outsourcing services we provide. We plan to continue our growth by capitalizing on this worldwide outsourcing trend by providing our clients with innovative and high quality services and by pursuing acquisitions.

Our objective is to be a world leader in managed services by exceeding our customers’ expectations, continuing to grow our business and providing an environment where exceptional people want to work. In the United States, we are one of the largest food service companies, and in most of the other countries in which we operate, we are among the top three. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Due to our geographic presence and our approximately 200,000 employees, we serve millions of clients and customers in 18 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2003,” which refers to our fiscal year ended October 3, 2003.

Segment information is incorporated by reference to footnote 12 of our consolidated financial statements.

Fiscal 2003 Acquisitions and Divestiture

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services business from Premier, Inc. for approximately $100 million in cash.

In December 2002, we acquired certain assets of Fine Host Corporation (“Fine Host”), a food service management company, for approximately $95 million, of which $30 million represents a holdback which is scheduled to be paid over time, subject to satisfaction of any claims which may be made by us against the holdback pursuant to the terms of the acquisition agreement and the assignment of certain client contracts. See “Legal Proceedings.”

On May 9, 2003, we completed the sale of our childcare segment, ARAMARK Educational Resources, for approximately $250 million in cash (See Note 2 to the consolidated financial statements).

The following diagram provides a brief overview of our business:

History

Our business traces its history back to the 1930s, when we began providing vending services to plant employees in the aviation industry in Southern California. In 1959, our founders, Davre J. Davidson and William S. Fishman, combined their two businesses to form our predecessor company, which became publicly traded in 1960. In the ensuing years, we broadened our service offerings and expanded our client base, while retaining our entrepreneurial character. These increased service offerings included our uniform services business, acquired in 1977. In 1984, we completed a management buyout, and from 1984, our management and employees increased their ownership of the Company and, directly and through our employee benefit plans, owned approximately 90% of our equity capital until our public offering was completed in December 2001.

Food and Support Services

Our food and support services group manages a growing number of interrelated services—including food, refreshment, facility and other support services—for businesses, healthcare facilities, school districts, colleges and universities, conference and convention centers, national and state parks, sports, entertainment and recreational venues and correctional institutions. In fiscal 2003, our Food and Support Services—United States segment generated $6.5 billion in sales, or 69% of our total sales. In fiscal 2003, our Food and Support Services—International segment generated $1.4 billion in sales or 15% of our total sales. Serving thousands of client locations, we believe we are a leader in size, capability, quality and innovation in the contract food and support services industry.

We are the exclusive provider of food and beverage management services at most of the facilities we serve and are responsible for hiring, training and supervising substantially all of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our client generally provides us access to customers, namely their employees, students and patients. At sports, entertainment and recreational facilities, which include convention centers, our clients are responsible for attracting patrons, generally on an event-specific basis. We focus on new business development, client retention and sales growth at existing locations through marketing efforts directed toward customers and potential customers at the client locations we serve.

Industry Overview

The food and support service industry consists of the supply of food and beverage services and facilities services management to a range of clients, including businesses, educational, governmental, correctional and healthcare institutions, and operators of sports, entertainment and recreational facilities in a variety of formats, service levels and price points.

Although the markets in which we operate are highly fragmented, in recent years the contract food service industry has experienced consolidation and multi-national expansion. We believe that other recent marketplace dynamics in the food and support services industry include:

•	continued growth in the outsourcing of food service and facilities management as a result of:

—	clients focusing on their core competencies and outsourcing their non-core activities and services;

—	clients addressing the need to satisfy demanding customers; and

—	clients facing increasing cost pressures and looking for cost-effective alternatives to self-administered food and support activities;

•	an increase in the retail orientation of food service management due to the proliferation of alternative retail outlets, including quick serve restaurants; and

•	continuing client interest in obtaining food and facilities support management services from one supplier.

Customers and Services—United States Segment

Our Food and Support Services—United States segment serves a number of customer sectors, distinguished by the types of customers they serve and types of services they offer. No individual client represents more than 2% of our sales, other than, collectively, a number of U.S. government agencies.

Business.    We satisfy the business dining needs of several million people annually, delivering customized solutions to clients in business and industry. We provide a range of services, which includes on-site restaurants, catering, convenience stores, executive dining rooms and conference center management. In addition, we provide certain of our food service clients with facilities management services.

We provide vending and coffee services to business and industry clients at thousands of locations in the United States. Our service and product offerings include gourmet coffee and beverage offerings, “grab and go” food operations, convenience stores, home meal replacement programs and a proprietary drinking water filtration system.

Sports & Entertainment.    We provide concessions, banquet and catering services, retail, merchandise and novelty sales, and recreational and lodging services to millions of people annually at approximately 232 sports, entertainment and recreational facilities. We serve 40 professional sports arenas, ballparks and stadiums, 46 convention and civic centers, 15 national and state parks, plus numerous concert venues, entertainment complexes, resorts and other popular tourist attractions across the United States. We are the leading provider to major league sports, serving 48 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We have provided services at many of the highest visibility sporting events in the United States, including the World Series, the Major League Baseball All-Star Game, the Stanley Cup Finals, the NBA All-Star Game and the NBA Championship Series. We also provide services at highly visible special events, including serving food to the athletes at ten Olympic Games since 1968, including most recently in Sydney, Australia. We, along with our joint venture partner, will provide food service to the athletes at the 2004 Olympic Games in Athens, Greece.

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

Education.    We provide food services to over 400 colleges, universities and preparatory schools, serving over 200 million meals annually to students, faculty and visitors. We also offer convenience-oriented retail operations, including gourmet coffee outlets and other facilities offering traditional convenience store items, health and beauty items, snacks and beverages. We believe campus administrators increasingly recognize students as paying customers with sophisticated tastes and preferences who demand greater quality, more menu choices and greater flexibility. Based on these trends, we seek to create an appealing, healthy and attractive dining experience that is designed to enhance the school’s reputation while integrating our services into the school’s structure and campus life.

We also provide food services to more than 400 school systems and districts. Our services are designed to increase student participation in school lunch programs, while providing improved service at lower cost. Our One World CaféSM brand offers student-friendly merchandising, branded concepts and promotional programs. We believe this is an underpenetrated market and that a large number of school districts do not currently outsource their food service.

Healthcare.    We are a leader in providing innovative non-clinical support services solutions to hospitals, long-term care facilities and regional healthcare systems.

Correctional.    We provide correctional food services to state, county and municipal clients at more than 450 correctional facilities in 42 states and serve over 300,000 inmates. Public demand for increased public sector cost efficiency is prompting a number of correctional facilities to outsource many of their needs. The size of inmate populations, the number of correctional facilities in the United States and the low outsourcing penetration rates have made this segment one of the fastest growing of the outsourced food service industry. In addition, we believe this is an underpenetrated sector as only a few states currently outsource their statewide correctional systems’ food services.

Facility Services.    We provide a variety of facility management services to healthcare, education and business and industry clients. These services are provided nationwide and include the management of housekeeping, plant operations and maintenance, laundry and linen, groundskeeping, landscaping, clinical equipment maintenance, capital program management and commissioning services and other facility consulting services relating to building operations. We serve approximately 750 clients in the healthcare sector, approximately 400 educational clients and approximately 500 business and industry clients.

Customers and Services—International Segment

Our Food and Support Services—International segment provides the same range of services provided to our United States clients, but primarily to business and industry clients. In addition, in the international segment, we also provide lodging, food service, commissary and facilities management at remote sites, such as offshore drilling platforms and mining camps. Our international services are provided in 17 countries outside the United States. Our largest international operations are in Canada, the U.K. and Germany, where we are among the three largest food service providers. We also are among the three largest providers in Spain and Mexico. The clients served in each country are typically similar to those served in the United States and vary by country depending upon local market dynamics and conditions. Our sales in this segment were approximately $1.4 billion in fiscal 2003. There are particular risks attendant with our operations overseas. Please see the “Risk Factors” section.

Purchasing

We negotiate the pricing and other terms for the majority of our domestic purchases of food and related products directly with national manufacturers. We purchase these products and other items through SYSCO Corporation and other distributors. We have a national master distribution agreement with SYSCO that covers our purchase of these products and items. SYSCO and other distributors are responsible for tracking our orders and delivering products to our specific locations. These relationships provide our location managers with the ability to order high quality food and non-food products at competitive prices while relieving our managers of many of the details of purchasing and distribution activities. Due to our purchasing power, we receive volume discounts, rebates, allowances and other vendor consideration. With respect to purchases from SYSCO, these discounts include discounts on SYSCO-branded products. Our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers.

Our agreements with our distributors are generally for an indefinite term, subject to termination by either party after a notice period, which is generally 120 days. The pricing and other financial terms of these agreements are renegotiated periodically. We have had distribution agreements with SYSCO for more than 15 years. Our current agreement with SYSCO is terminable by either party with 120 days notice.

Our relationship with SYSCO is important to our operations. In fiscal 2003, SYSCO distributed approximately 44% of our consolidated food and non-food products, and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in all significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.

Sales and Marketing

We maintain sales personnel focused on each specific client or service sector that are responsible for: identifying and pursuing potential new business opportunities, analyzing and evaluating such opportunities together with our operational and financial management and developing specific contract proposals. In addition to these professionals dedicated exclusively to sales efforts, our food and support field management shares responsibility for identifying and pursuing new sales opportunities, both with the clients for which they are directly responsible and for potential clients in their geographic area of responsibility. In addition, in several sectors we also have dedicated client retention teams.

Our marketing efforts are directed primarily toward increasing our business with existing clients, as well as obtaining business from new clients. We regularly develop and offer innovations in products and services for our clients that allow us to grow sales at existing locations while enhancing value to those clients and their customers or employees by tailoring new offerings to their needs.

Types of Contracts

We use two general contract types in our food and support services segments: profit and loss contracts and client interest contracts. These contracts differ in their provision for the amount of financial risk that we bear and, accordingly, the potential compensation, profits or fees we may receive. Commission rates and management fees, if any, may vary significantly among contracts based upon various factors, including the type of facility involved, the term of the contract, the services we provide and the amount of capital we invest.

Profit and Loss Contracts.    Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we may benefit from greater upside potential with a profit and loss contract, we are responsible for all the operating costs and consequently bear greater downside risk than with a client interest contract. For fiscal 2003, approximately 67% of our food and support services sales were derived from profit and loss contracts.

Client Interest Contracts.    Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of our sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2003, approximately 33% of our food and support services revenues were derived from client interest contracts.

Generally, our contracts require that the client’s consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility. More than half of the sales from our business service clients are derived from contracts in which the clients partially or fully subsidize our food service operations for the benefit of their employees.

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

Contracts within the food and support services group are generally obtained and renewed either through a competitive process or on a negotiated basis, although contracts in the public sector are frequently awarded on a competitive bid basis, as required by applicable law. Contracts for food services with school districts and correctional clients are typically awarded through a formal bid process. Contracts in the private sector may be entered into on a less formal basis, but we and other companies will often compete in the process leading up to the award or the completion of contract negotiations. Typically, after the award, final contract terms are negotiated and agreed upon.

Competition

There is significant competition in the food and support services business from local, regional, national and international companies, as well as from businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities. Institutions may decide to operate their own services following the expiration or termination of contracts with us or with our competitors. In our U.S. Food and Support Services business, our major external competitors include other multi-regional food service providers, such as Compass Group plc, Delaware North Companies Inc., Sodexho Alliance SA and Volume Services America, Inc. Internationally, our major external food service and support service competitors in the outsourced market include Compass Group plc, Elior SA, International Service System A/S, Pedus Service and Sodexho Alliance SA. We also face competition from many regional and local service providers.

While the markets in which we operate continue to be highly fragmented, in recent years the contract food service industry has experienced consolidation and multi-national expansion.

We believe that the principal competitive factors in our business include:

•	quality and breadth of services and management talent;

•	service innovation;

•	reputation within the industry;

•	pricing; and

•	financial strength and stability.

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

Customers use our uniforms to meet a variety of needs, including:

•	establishing corporate identity and brand awareness—uniforms can help identify employees working for a particular company or department and promote a company’s brand identity. Uniformed employees are perceived as trained, competent and dependable, and uniforms provide a professional image of employees by enhancing the public appearance of those employees and their company;

•	protecting workers—uniforms can help protect workers from difficult environments such as heavy soils, heat, flame or chemicals;

•	protecting products—uniforms can help protect products against contamination in the food, pharmaceutical, electronics and health care industries; and

•	retaining employees—uniforms can enhance worker morale and help promote teamwork.

Uniform and Career Apparel—Rental Segment

Our Uniform and Career Apparel—Rental segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent or lease uniforms, career and image apparel, work clothing, outerwear, particulate-free garments and additional textile and related products to businesses in a wide range of industries throughout the United States. Our uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear. We also offer non-garment items and related services, including industrial towels, floor mats, mops, linen products, as well as paper products and safety products. Our uniform business is the second largest in the United States, generating $1.0 billion in sales, or 11% of our total fiscal 2003 sales.

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

Customers and Services

Our Uniform and Career Apparel—Rental segment serves businesses of all sizes in many different industries. We have a diverse customer base, serving more than 400,000 customer accounts in 43 states from over 200 service location and distribution centers nationwide. We offer a range of garment rental service options, from full-service rental programs in which we clean and service garments and replace uniforms as needed, to lease programs in which garments are cleaned and maintained by individual employees. We also clean and service customer-owned uniforms.

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

Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for customers with contamination-free operations in the technology, food, healthcare and pharmaceutical industries. We provide reusable and disposable garment programs and have ISO-9001-2000 certification in all of our cleanrooms.

Operations

We operate our uniform rental business as a hub-and-spoke network of plants and depots in strategic locations. This network is comprised of 75 laundry plants and 144 satellite plants and depots supporting approximately 2,700 pick-up and delivery routes. We operate a fleet of approximately 3,500 service vehicles that pick up and deliver uniforms for cleaning and maintenance.

We operate a fabric cutting facility in Georgia and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from several domestic suppliers and, to a limited extent, from non-domestic suppliers. The loss of any one vendor would not have a significant impact on us.

Sales and Marketing

We employ trained sales representatives whose sole function is to sell our services to potential customers and develop new accounts through the use of an extensive, proprietary database of pre-screened and qualified business prospects. Our customer service representatives and district managers are active salespeople as well. We build our brand identity through local advertising, promotional initiatives and through our distinctive service vehicles. Our customers frequently come to us through client referrals, either from our uniform rental business or from our other service sectors. Our customer service representatives generally interact on a weekly basis with their clients, while our support personnel are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees and other customer service needs.

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

    Types of Contracts

We typically serve our rental customers under written service contracts for an initial term of three to five years. While customers are not required to make an up-front investment for their uniforms, in the case of non-standard uniforms and certain specialty products or programs, customers typically agree to reimburse us for our costs if they terminate their agreement before completion of the current service term.

    Competition

Although the U.S. rental industry has seen consolidation in the last several years, the rental markets we serve continue to be highly fragmented, and competition varies from location to location. Much of the competition consists of smaller local and regional firms; however, other large competitors include Cintas Corporation, G&K Services, Inc. and Unifirst Corporation. We believe that the primary competitive factors that affect our operations, in order of importance, are quality, service, design consistency of product, garment cost and distribution capability, particularly for large multi-location customers, and price. We believe that our ability to compete effectively is enhanced by the quality and breadth of our product line.

    Uniform and Career Apparel—Direct Marketing Segment

Our Uniform and Career Apparel—Direct Marketing segment designs, sells and distributes personalized uniforms, rugged work clothing, outerwear, business casual apparel and footwear, public safety equipment and accessories through mail order catalogs, websites, telemarketing and field sales representatives. In fiscal 2003, this segment generated $448.3 million in sales, or 5% of our total company sales, substantially all in the United States. Teamed with our rental business, our direct marketing enables us to provide a total uniform solution to our clients.

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

•	WearGuard. With its recognized brand name, WearGuard is one of America’s largest direct mail and telemarketing retailers of work clothes, serving personalized work clothing needs for almost 50 years. WearGuard designs and embroiders personalized uniforms and logos for customers through an extensive computer assisted design center and distributes work clothing, outerwear, business casual apparel and footwear throughout the United States. Our customer service function is further supported by our management information systems, which provide our personnel with access to information on the status of customers’ orders, inventory availability and shipping information, as well as information regarding customers’ individual employees, including names, sizes, uniform styles and colors.

•	Crest. Crest is a leading designer and distributor of uniform apparel programs to the restaurant and healthcare industries, and is a leading supplier to the quick service restaurant industry.

Galls.    Galls is one of the country’s largest suppliers of uniforms and equipment to public safety professionals. This multi channel business (catalog, telemarketing sales, field sales, e-commerce and retail) caters to the special needs of people involved in public safety, law enforcement, fire fighting, federal government agency, military and emergency medical services. Galls markets uniforms, equipment and accessories under the Galls, Dynamed and other brand names to over one million individuals, as well as to public safety departments and private safety agencies. Galls operates four retail store locations and a company warehouse outlet, under the Galls and Long Beach Uniform name.

    Operations

We conduct our direct marketing activities principally from our facilities in Norwell, Massachusetts, Salem, Virginia and Lexington, Kentucky. Customer orders are filled by our warehouse personnel and generally shipped directly to customers within one business day. We also conduct our business through four retail stores and a company outlet store. None of our customers represents individually a material portion of our sales. We manufacture a significant portion of our uniform requirements and offer a variety of customized personalization options such as embroidery and logos. We also purchase uniforms and other products from a number of domestic and international suppliers.

    Sales and Marketing

Our direct marketing operations distribute approximately 28 million catalogs annually to approximately ten million existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from customer lists developed by WearGuard and Galls as well as those purchased or rented from other organizations. Our in-bound and out-bound telemarketing operations are staffed by approximately 650 trained professionals. We also sell across the Internet at www.aramark-uniform.com, www.wearguard.com and www.galls.com.

    Types of Contracts

Because the bulk of our customers purchase on a recurring basis, our backlog of orders at any given time consists principally of orders in the process of being filled. With the exception of certain governmental bid business, most of our direct marketing business is conducted under invoice arrangement with repeat customers.

    Competition

The direct sales markets we serve are highly fragmented. We believe that the primary competitive factors that affect our direct marketing operations are quality, service, design consistency of products, distribution and price. While there are other companies in the uniform, work clothing or public safety direct marketing business that have financial resources comparable to ours, much of the competition consists of smaller local and regional companies and numerous retailers, including some large chain apparel retailers, as well as numerous catalog sales sources.

    Seasonality

Due to a number of factors, primarily related to the weather in the northern tier of the United States and the Thanksgiving-Christmas holiday period, there historically has been a seasonal increase in the sales of directly marketed work clothing during our first fiscal quarter.

Employees of ARAMARK

As of October 3, 2003, we had a total of approximately 200,000 employees, consisting of approximately 120,000 full-time and approximately 80,000 part-time employees in our four business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth quarter. The approximate number of employees by segment is as follows: Food and Support Services—United States: 145,000; Food and Support Services—International: 39,800; Uniform and Career Apparel—Rental: 13,000; and Uniform and Career Apparel—Direct Marketing: 2,000. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 34,400 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Governmental Regulation

We are subject to various governmental regulations, such as environmental, employment and health and safety laws. In addition, our facilities and products are subject to periodic inspection by federal, state, and local authorities. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with these regulations. Our compliance programs are subject to changes in federal or state legislation, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of our billing practices as part of routine investigations of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we could be subject to civil remedies, including fines and injunctions, as well as potential criminal sanctions.

    Food and Support Services Segments

Our operations are subject to various governmental regulations, such as those governing:

•	the service of food and alcoholic beverages;

•	minimum wage and employment;

•	governmentally funded entitlement programs;

•	environmental protection;

•	human health and safety; and

•	federal motor carrier safety.

While there are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of the kitchen, and the hygiene of personnel, these regulations are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance at all times with all of the applicable laws and regulations referenced above. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

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

Since we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the states in which we hold a liquor license. As of October 3, 2003, we and our subsidiaries held liquor licenses in 40 states and the District of Columbia.

Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Under most of our contracts, we are liable to our clients for damages resulting from a suspension of our liquor license for the relevant facility. In most instances, the loss of our liquor license at a facility constitutes a default that may result in termination of the contract for the affected facility.

Our service of alcoholic beverages must also comply with applicable state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. We sponsor regular training programs designed to minimize the likelihood of such a situation, although we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

    Uniform and Career Apparel Segments

Our uniform rental segment is subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. In particular, industrial laundries use and must discharge wastewater containing detergents and other residues from the laundering of garments and other merchandise through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. In the past, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials. We may, in the future, be required to expend material amounts to rectify the consequences of any such disposal. Under federal and state environmental laws, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from our owned or leased property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether we knew about or were responsible for the presence of such hazardous or toxic substances. We may not know whether acquired or leased locations have been operated in compliance with environmental laws and regulations or that our future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits.

We do not anticipate any capital expenditures for environmental remediation that would have a material effect on our financial condition, and we are not aware of any material non-compliance by us with environmental laws.

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

We have adopted a code of ethics for our principal executive officer, our principal financial officer and our principal accounting officer that is embodied in our Business Conduct Policy. Our Business Conduct Policy is available on the Investor Relations section of our website at www.aramark.com and is available in print to any stockholder who requests it by writing or telephoning us at the address or telephone number set forth below. Our Corporate Governance Guidelines and the charters of our Audit and Corporate Practices Committee and Corporate Governance and Human Resources Committee also are available on the Investor Relations section of our website at www.aramark.com and are available in print to any stockholder who requests them.

In addition, you may request a copy of our SEC filings (excluding exhibits) and our Business Conduct Policy, Corporate Governance Guidelines, and charters of the Committees referenced above at no cost by writing or telephoning us at the following address or telephone number:

ARAMARK Corporation

1101 Market Street

Philadelphia, PA 19107

Attention: Investor Relations

Telephone: (215) 238-3361

The references to our web site and the SEC’s web site are intended to be inactive textual references only.

Item 2.    Properties

Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate is comprised primarily of uniform and career apparel facilities. As of October 3, 2003, we operated approximately 235 service facilities in our uniform and career apparel segments, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots and four retail stores, that are located in 40 states. Of these, approximately half are leased and approximately half are owned. We also maintain other real estate and leasehold improvements, which we use in the uniform and career apparel and food and support services segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3.    Legal Proceedings

We are engaged in discussions with the U.S. government towards a civil settlement and resolution of a grand jury investigation in Illinois involving our school support services business. The investigation has been conducted by the United States Attorneys’ Offices in the Southern District of Illinois, with assistance from the United States Department of Agriculture’s Office of Inspector General. The investigation relates to whether certain pricing practices in connection with the management services provided by us to public school food service programs are consistent with United States Department of Agriculture regulations. A grand jury subpoena was also issued out of the Eastern District of Missouri. The government’s investigative activities have been stayed while we negotiate a civil settlement. On October 4, 2000, a civil complaint alleging breach of contract, common law fraud and common law civil conspiracy was filed on behalf of the East St. Louis School District. The suit was dismissed on motion, but then refiled to seek the certification of a class action for restitution to all Illinois school districts served by us of the value of federally donated commodities. On November 20, 2003, a proposed settlement was reached in principle with counsel for the lead plaintiff in this matter. The proposed settlement, which is subject to execution of a written agreement, certification of a class and Court approval, among other things, would contemplate a payment of $3.1 million (plus legal fees awarded by the Court), which would be fully covered by our existing reserves, to be distributed to Illinois school district class members. We can give no assurance that such settlement will occur upon the terms described, or that if it is not settled, the outcome of any such claim would not have a material adverse effect upon us. We do not know whether any settlement of the civil complaint will have an impact on the government investigation.

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

In connection with our acquisition of certain assets of Fine Host, we have received and are cooperating with document requests from the U.S. Attorney’s Office for the Southern District of New York and the U.S. Department of Agriculture’s Office of Inspector General regarding certain billing practices that Fine Host put in place prior to our acquisition of the assets of Fine Host and we are pursuing our indemnification rights under the purchase agreement relating to the issues raised by the government document requests, the costs of responding to such requests and certain other matters.

From time to time, we are a party to various legal actions involving claims incidental to the normal conduct of our business, including actions by clients, customers and employees. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Company

The following table presents the names and positions of our executive officers, their ages as of October 3, 2003 and the length of time they have been officers:

Name	Age	Position	Officer Since
Joseph Neubauer	61	Chairman and Chief Executive Officer	1979
William Leonard	55	President and Chief Operating Officer	1992
Bart J. Colli	55	Executive Vice President, General Counsel and Secretary	2000
Timothy P. Cost	44	Executive Vice President, Corporate Affairs	2003
Brian G. Mulvaney	47	Executive Vice President, Human Resources	1993
L. Frederick Sutherland	51	Executive Vice President and Chief Financial Officer	1983
John J. Zillmer	48	Executive Vice President	2000
Barbara A. Austell	50	Senior Vice President, Finance and Treasurer	1996
John M. Lafferty	59	Senior Vice President, Controller and Chief Accounting Officer	2000
Christopher S. Holland	37	Vice President and Treasurer	Effective 12/19/03

Joseph Neubauer has been our chief executive officer since February 1983 and our chairman since April 1984. He was our president from February 1983 to May 1997. Effective January 1, 2004, Joseph Neubauer will become our Executive Chairman of the Board.

William Leonard has been our president and chief operating officer since May 1997. He was our executive vice president from May 1992 until May 1997. From May 1993 to May 1997, Mr. Leonard also served as president of our Global Food and Support Services division. He was president of our Uniform Services division from March 1992 to May 1993 and president of ARATEX from 1984 to March 1992. Effective January 1, 2004, William Leonard will become our President and Chief Executive Officer.

Bart J. Colli joined us in February 2000 as general counsel and was elected as our executive vice president and secretary in March 2000. Prior to joining us, he was a partner with McCarter & English LLP since 1985.

Timothy P. Cost joined us in June 2003 and was elected as our executive vice president, Corporate Affairs in August 2003. Prior to joining us, he served as senior vice president of Corporate Affairs at Pharmacia Corporation from March 2002 to June 2003 prior to the company’s acquisition by Pfizer, Inc. From 1996 to 2002, he was vice president of Investor Relations and Corporate Intelligence for Bristol Myers Squibb Company.

Brian G. Mulvaney has been our executive vice president of Human Resources since June 2003 and from August 1996 to August 1998. From August 1998 to June 2003, he was our executive vice president of Human Resources and Public Affairs. He was our senior vice president of Human Resources from February 1995 to August 1996 and our vice president of Human Resources from February 1993 to February 1995.

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

John J. Zillmer was elected our executive vice president in May 2000. He was president of our Food and Support Services International division from August 1999 to May 2000 and president of our Business Services division from May 1995 to August 1999. He became president of our Food and Support Services division in May 2000. Mr. Zillmer has indicated he plans to resign from the Company effective at the end of January 2004.

Barbara A. Austell was elected as our senior vice president and treasurer in August 1996. Prior to joining us in July 1996, she was a managing director of J.P. Morgan & Co. Ms. Austell will be resigning as an officer of the Company effective December 19, 2003.

John M. Lafferty joined us and was elected as our senior vice president and appointed controller and chief accounting officer in August 2000. Prior to joining us, he retired as a partner with Arthur Andersen LLP, where he had been a partner since 1977.

Christopher S. Holland joined us in November 2003, and he will become our vice president and treasurer effective December 19, 2003. Prior to joining us, Mr. Holland was vice president, Investment Banking at J.P. Morgan Chase & Co. since 1998.

Our executive officers are elected annually by the board of directors and serve at its discretion or until their successors are duly elected and qualified.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

As of October 31, 2003, there were approximately 720 record holders of Class B common stock of the Company. There were approximately 2,900 record holders of the Class A common stock of the Company.

The Company has not paid a cash dividend during the last two fiscal years. On November 11, 2003, the Board of Directors declared a dividend of $.05 per share on the Company’s Class A common stock and Class B common stock, which will be payable to holders of record on November 24, 2003.

The Company’s Class B common stock has been listed on the New York Stock Exchange under the symbol “RMK” since it began trading on December 11, 2001. The following table sets forth, on a per share basis for the periods presented, the range of high and low sales prices of the Company’s Class B common stock.

Quarter Ended	High Price	Low Price
October 3, 2003	$26.14	$21.75
June 27, 2003	$23.25	$19.70
March 28, 2003	$23.90	$20.57
December 27, 2002	$24.18	$18.39

September 27, 2002	$24.86	$18.50
June 28, 2002	$28.30	$24.00
March 29, 2002	$27.75	$24.70
December 28, 2001	$27.75	$24.90

Item 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Risk Factors, each included elsewhere herein.

	ARAMARK Corporation and Subsidiaries(1)
	Fiscal Year Ended on or near September 30(10)
	1999		2000		2001(3)		2002(2)(3)		2003(2)
	(in millions, except per share amounts and ratios)
Income Statement Data:
Sales	$6,354.4		$6,846.3		$7,369.5		$8,356.0		$9,447.8
Depreciation and amortization	173.7		197.7		214.6		229.6		262.9
Operating income (2)	339.2		385.9		415.5		529.6		552.0
Interest and other financing costs, net (9)	135.2		147.5		153.2		136.4		142.5
Income from continuing operations	129.7		148.6		162.7		251.3		265.4
Net income (4)	150.2		168.0		176.5		269.9		301.1

Basic earnings per share (5):
Income from continuing operations	$0.69		$0.83		$0.95		$1.32		$1.39
Net income	$0.80		$0.94		$1.03		$1.42		$1.58

Diluted earnings per share (4) (5):
Income from continuing operations	$0.64		$0.78		$0.90		$1.25		$1.34
Net income	$0.74		$0.88		$0.97		$1.34		$1.52

Ratio of earnings to fixed charges (6)	2.2	x	2.3	x	2.3	x	3.1	x	3.1	x

Balance Sheet Data (at period end):
Total assets	$2,870.5		$3,199.4		$3,216.4		$4,259.3		$4,467.6
Long-term borrowings	1,608.5		1,776.8		1,635.5		1,835.6		1,711.7
Common stock subject to potential repurchase (7)	20.0		20.0		20.0		—		—
Shareholders’ equity (8)	126.6		111.5		246.9		858.2		1,039.0

(1)	In the third quarter of fiscal 2003, ARAMARK completed the previously announced sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation, for approximately $250 million in cash. AER has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations and cash flows have been removed from the Company’s results of continuing operations for all periods presented.
(2)

During fiscal 2003, the Company reached agreement for the sale of its 15% interest in a previously divested periodicals distribution business to the majority shareholder, and wrote down this investment by $10.7 million to the expected recoverable amount. Fiscal 2003 also includes approximately $32 million of business interruption proceeds from the final settlement of the Company’s September 11, 2001 claim. During fiscal 2002, the

Company recorded a pre-tax net gain of $43.7 million, consisting of a gain ($7.4 million) on the sale of a residual interest in a previously divested business, charges ($1.6 million) incurred in connection with initiating a shareholder stock sale program and a gain ($37.9 million) on the sale of the Company’s interests in the Boston Red Sox Baseball Club and a related entity which controls the rights to broadcast Red Sox games.

(3)	On November 30, 2001, ARAMARK completed the acquisition of the management services division of The ServiceMaster Company for approximately $790 million in cash plus costs of the acquisition. The following pro forma results assume the acquisition had occurred at the beginning of the respective fiscal periods. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma adjustments do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results may have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

	Fiscal 2001	Fiscal 2002
Sales	$8,349.7	$8,517.5
Operating income (2)	474.1	537.7
Interest and other financing costs, net	206.9	141.9
Income from continuing operations	165.3	252.8
Net income	179.1	271.4
Basic earnings per share:
Income from continuing operations	$0.96	$1.33
Net income	$1.04	$1.43
Diluted earnings per share:
Income from continuing operations	$0.91	$1.26
Net income	$0.99	$1.35

(4)	ARAMARK adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. The elimination of goodwill would have increased income from continuing operations by $17.0 million ($0.08 per diluted share) in fiscal 1999, $17.4 million ($0.09 per diluted share) in fiscal 2000, and $19.2 million ($0.11 per diluted share) in fiscal 2001.
(5)	Earnings per share amounts for all years presented have been restated to reflect the merger exchange ratios, which had the effect of a two-for-one stock split. See Note 8 to the consolidated financial statements.
(6)	For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(7)	Reflects shares of ARAMARK’s common stock that prior to our corporate reorganization and public offering on December 14, 2001, may have been required to be repurchased under the ARAMARK stockholders’ agreement, subject to a limit on such repurchases in the ARAMARK senior revolving credit facility. In connection with the merger, the stockholders’ agreement was terminated. See Note 8 to the consolidated financial statements.
(8)	Shareholders’ equity, as of September 27, 2002 and October 3, 2003, reflects the impact of the public offering and related transactions. See Note 8 to the consolidated financial statements.
(9)	During fiscal 2003, ARAMARK completed a tender offer to purchase approximately $94.3 million of its 6.75% Guaranteed Notes due August 1, 2004, for approximately $101.9 million, including accrued interest, and retired a $45 million term loan due March 2005. These two transactions resulted in an extinguishment charge of $7.7 million which is included in “Interest and other financing costs, net.”
(10)	Fiscal 2003 is a 53-week year. All other periods presented are 52-week years.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended September 28, 2001, September 27, 2002 and October 3, 2003, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note About Forward-Looking Statements and Business sections and elsewhere in this Annual Report. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this Annual Report on Form 10-K, and is incorporated by reference herein.

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

Judgments and estimates of uncertainties are required in applying such accounting policies in certain areas. Following are some of the areas requiring significant judgments and estimates: cash flow and valuation assumptions in performing asset impairment tests of long-lived assets and goodwill; estimated costs to be incurred for environmental matters, contract disputes and litigation; and estimates of allowances for bad debts and inventory obsolescence.

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

Results of Operations

On May 9, 2003, the Company closed the sale of its Educational Resources segment (see Note 2 to the consolidated financial statements). Accordingly, as required by generally accepted accounting principles, fiscal 2003 operating results along with the prior fiscal years, for this business are reported as “discontinued operations.” The following tables present our sales and operating income from continuing operations, and the related percentages attributable to each operating segment for the fiscal years 2001, 2002 and 2003. Fiscal 2003 is a 53-week year, and fiscal 2002 and 2001 are 52-week years. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”, as of the beginning of fiscal 2002. As prescribed by SFAS No. 142, goodwill is no longer amortized, but must be reviewed periodically for impairment. No goodwill amortization is reflected in the fiscal 2002 and 2003 results shown below. To facilitate comparability, the As Adjusted fiscal 2001 amounts shown below have been adjusted to eliminate goodwill amortization from the fiscal 2001 as reported results. The discussion of fiscal 2002 results compared to those of fiscal 2001 compares fiscal 2002 operating results to the As Adjusted fiscal 2001 results, except as otherwise indicated. Certain fiscal 2001 and 2002 sales amounts have been reclassified to conform to the current year classification. There was no effect on operating income and the effect on sales was not material.

	Fiscal
	2001		2002		2003
Sales by Segment	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services—United States	$4,826.2	65%	$5,716.5	69%	$6,545.4	69%
Food & Support Services—International	1,109.3	15	1,200.8	14	1,423.8	15
Uniform and Career Apparel—Rental	995.2	14	1,004.2	12	1,030.3	11
Uniform and Career Apparel—Direct Marketing	438.8	6	434.5	5	448.3	5

	$7,369.5	100%	$8,356.0	100%	$9,447.8	100%

	Fiscal 2001 As Reported		Fiscal 2001 As Adjusted		Fiscal 2002 As Reported		Fiscal 2003 As Reported
Operating Income by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services—United States	$264.7	64%	$275.5	63%	$326.7	62%	$394.3	71%
Food & Support Services—International	39.4	9	41.2	9	46.3	9	60.2	11
Uniform and Career Apparel—Rental	119.7	29	125.0	29	121.9	23	111.9	20
Uniform and Career Apparel—Direct Marketing	15.6	4	18.7	4	22.6	4	26.4	5

	439.4	106	460.4	105	517.5	98	592.8	107
Corporate	(23.9)	(6)	(22.6)	(5)	(31.6)	(6)	(30.1)	(5)
Other Income/(Expense)	0.0	0	0.0	0	43.7	8	(10.7)	(2)

	$415.5	100%	$437.8	100%	$529.6	100%	$552.0	100%

Fiscal 2003 Compared to Fiscal 2002

Consolidated Overview

Sales for fiscal 2003 were $9.4 billion, an increase of 13% over fiscal 2002, with the 53rd week in fiscal 2003 contributing approximately 2% to the increase. Double digit sales increases were achieved in the Food and Support Services segments. Sales in the Uniform and Career Apparel segments increased 3%. Excluding the impact of acquisitions, foreign currency translation and the estimated impact of the 53rd week, sales increased 3% compared to the prior year. Operating income for fiscal 2003 was $552.0 million, an increase of 4% from the prior year. Fiscal 2003 operating income includes $32 million of business interruption insurance proceeds, received in the fourth quarter, representing the final settlement of our September 11, 2001 claim (see Note 12 to the consolidated financial statements). Fiscal 2003 also includes a charge of $10.7 million to reduce an investment in a previously divested periodicals distribution business to its estimated recoverable value, and fiscal 2002 includes a $43.7 million net gain, resulting principally from the sale of our ownership interests in the Boston Red Sox entities and a residual investment in a previously divested business, both of which are presented as “Other income/(expense), net” (see Note 13 to the consolidated financial statements). Excluding other income/(expense) and the insurance proceeds, 2003 operating income increased 9% compared to the prior year. Further, excluding the impact of acquisitions, foreign currency translation and the estimated effect of the 53rd week, operating income increased 2% over the prior year. The sales and operating income of certain of our businesses continued to be adversely affected by weak economic conditions throughout fiscal 2003, particularly continued low levels of employment and reduced visitations at National Parks. Consolidated operating income margin, excluding the insurance proceeds and other income/(expense), was 5.6% in fiscal 2003 compared to 5.8% in fiscal 2002 due to the Fine Host post-acquisition operating losses, the impact of depressed economic conditions on the Uniform Rental segment, decreased visitations at National Parks in the Sports and Entertainment sector, offset by increased synergies from the ServiceMaster acquisition.

Interest and other financing costs, net increased 4% compared to the prior year, due primarily to the debt extinguishment loss (see Note 5 to the consolidated financial statements) and the impact of higher average borrowing levels, partially offset by the impact of lower interest rates. The effective income tax rate was 35.2% for fiscal 2003 compared to 36.1% in fiscal 2002. Fiscal 2003 included a favorable adjustment for the settlement of open tax years, and the effective rate was favorably affected by “other income” in fiscal 2002.

Income from continuing operations for fiscal 2003 was $265.4 million compared to $251.3 million in fiscal 2002. Fiscal 2003 income from continuing operations includes “other expense” ($6.6 million net of tax), the fourth quarter insurance proceeds ($19.7 million net of tax), the debt extinguishment loss ($4.7 million net of tax) and the tax settlement adjustment ($8.4 million). Fiscal 2002 includes “other income,” ($30.8 million after tax). Fiscal 2003 diluted earnings per share from continuing operations was $1.34 per share on a weighted average share count of approximately 198 million shares. Fiscal 2002 diluted earnings per share from continuing operations was $1.25 per share on a weighted average share count of approximately 201 million shares. Excluding the above items from both years, diluted earnings per share from continuing operations was $1.26 per share in fiscal 2003 and $1.10 per share in fiscal 2002.

Net income for fiscal 2003 was $301.1 million compared to $269.9 million reported in fiscal 2002. In addition to the items discussed in the paragraph above, net income for fiscal 2003 includes the after-tax gain of $23.6 million related to the divestiture of the Educational Resources segment. Fiscal 2003 diluted earnings per share was $1.52 per share on a weighted average share count of approximately 198 million shares and fiscal 2002 diluted earnings per share was $1.34 per share on a weighted average share count of approximately 201 million shares.

Segment Results

The following tables present a 2003/2002 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Fiscal		Change
	2002	2003	$	%
	(dollars in millions)
Sales by Segment
Food and Support Services—United States	$5,716.5	$6,545.4	$828.9	15%
Food and Support Services—International	1,200.8	1,423.8	223.0	19
Uniform and Career Apparel—Rental	1,004.2	1,030.3	26.1	3
Uniform and Career Apparel—Direct Marketing	434.5	448.3	13.8	3

	$8,356.0	$9,447.8	$1,091.8	13%

	Fiscal		Change
	2002	2003	$	%
	(dollars in millions)
Operating Income by Segment
Food and Support Services—United States	$326.7	$394.3	$67.6	21%
Food and Support Services—International	46.3	60.2	13.9	30
Uniform and Career Apparel—Rental	121.9	111.9	(10.0)	(8)
Uniform and Career Apparel—Direct Marketing	22.6	26.4	3.8	17
Corporate	(31.6)	(30.1)	1.5	(5)

	485.9	562.7	76.8	16
Other income/(expense)	43.7	(10.7)	(54.4)	n/m

	$529.6	$552.0	$22.4	4%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for fiscal 2003 increased 15% over the prior year due to acquisitions (approximately 9%), increased volume (approximately 4%) and net new accounts (approximately 2%). The 53rd week in fiscal 2003 contributed approximately 2% to the increase. Sales growth, excluding the impact of acquisitions and the 53rd week, was approximately 3%. Sales growth in the Education Sector was in the high single digits, and the Other Sector (which includes correctional and healthcare clients), experienced sales growth in the low double-digits due primarily to increased volume at existing accounts. The Business Services Sector continued to be negatively affected by the weak economy, particularly weak employment levels. While the economy has shown recent signs of recovery, we have not yet seen a meaningful increase in employment in the categories most important to this sector. Fiscal 2003 sales in this sector, excluding acquisitions, declined about 2% from the prior year, an improvement over the prior year decline of 7%. Sales in the Sports and Entertainment Sector increased in the high single digits compared to the prior year, with sales increases due to new locations, higher attendance at MLB games and an increased number of NHL and NBA games, being partially offset by a decline in visitations at National Parks. The Facilities Services Sector sales growth (excluding acquisitions) was in the low single digits for the year, but improved to the high single digits in the fourth quarter of fiscal 2003.

Segment operating income increased 21% compared to the prior year, with the $32 million fourth quarter insurance proceeds and acquisitions contributing approximately 9% and 5%, respectively. We also estimate the fiscal 2003 53rd week contributed 2-3% to operating income growth based on the seasonality of certain of our businesses. Strong performance in the Education and Other Sectors and continued realization of synergies from the ServiceMaster acquisition were partially offset by significantly reduced profitability in the Sports and Entertainment Sector due to decreased visitations at National Parks, and the Fine Host post-acquisition operating loss.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment increased 19% compared to the prior year. Excluding the impact of foreign currency translation, sales increased 7% due to acquisitions (approximately 2%), increased volume (approximately 2%) and net new business (approximately 3%). Spain achieved low double-digit sales growth, while sales growth in the United Kingdom was in the high single-digits. Sales in Germany increased marginally over the prior year, reflective of the continuing weakness in the German economy.

Fiscal 2003 segment operating income increased 30%. Excluding the impact of foreign currency translation operating income increased 17% compared to the prior year, with acquisitions contributing approximately 6%. Base business growth of 11% was driven by solid performances in Germany, Canada and Spain, while earnings in the United Kingdom were approximately equal with the prior year. Our client interest contracts (which are described in the Business section of this annual report) provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service for these contracts. Based on a recent internal review of certain client interest contracts in our International segment, we are working to clarify or adjust certain contractual arrangements. Fourth quarter 2003 operating results have been adjusted to reflect the possible effect of this effort. See “Risk Factors —Our business is contract intensive and may lead to client disputes.”

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel —Rental segment fiscal 2003 sales increased 3% compared to the prior year due to the impact of acquisitions and the 53rd week in 2003. Sales increases from net new business have been offset by reduced volume at existing accounts. Sales growth in this segment continues to be significantly constrained by depressed employment levels, particularly in the manufacturing, automotive and airline sectors.

Fiscal 2003 segment operating income, including the 53rd week, decreased 8% compared to the prior fiscal year. Net new sales growth and modest price increases were substantially offset by contraction in the base business, and while cost control and operational improvement initiatives mitigated to a large extent normal operating cost increases, increased medical and fuel costs and a very competitive business environment put continued downward pressure on margins compared to the prior year.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales in 2003 increased 3% compared to the prior year. Excluding the impact of an acquisition, segment sales were about equal to the prior year, with increased sales of safety products offset by decreased sales of work clothing where sales continue to be constrained by sluggish economic conditions. Segment operating income for fiscal 2003 increased 17% compared to the prior year as a result of the acquisition, the seasonably significant 53rd week in 2003 and continued margin improvement due to apparel product cost reductions.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $30.1 million in fiscal 2003 compared to $31.6 million in fiscal 2002. The decrease in fiscal 2003 was due principally to a gain of $1.4 million from a residual payment related to a previously divested entity. Increases in insurance and other costs were largely offset by the absence in fiscal 2003 of certain IPO related costs incurred in the prior year.

Results of Discontinued Operations

As discussed above, on May 9, 2003, the Company closed the sale of its Educational Resources business to Knowledge Universe Corporation for $250 million in cash, subject to certain post closing adjustments. The proceeds were used to repay outstanding borrowings and the sale resulted in a net gain of $23.6 million. The results of this business are reflected in the accompanying consolidated financial statements as discontinued operations for all periods presented in accordance with generally accepted accounting principles. Sales, operating income and income from discontinued operations for fiscal 2003 (excluding the net gain) through the transaction closing date and for fiscal 2002 and fiscal 2001 are as follows:

	Fiscal
	2001	2002	2003
	(in millions)
Sales	$463.3	$455.8	$264.3
Income before income taxes	24.0	30.5	20.2
Income from discontinued operations	13.8	18.6	12.2

Outlook

Looking forward to fiscal 2004, we expect current economic conditions to remain relatively stable. Although recently there has been well publicized improvement in certain general economic indicators, unemployment levels, which are key to many of our businesses, remain at relatively high levels. This condition is expected to continue to constrain growth in fiscal 2004, particularly in the Uniform Rental segment and the tourist and convention services part of the U.S. food business. We have experienced significant increases in the cost of medical insurance programs and general liability insurance premiums. We expect those trends to continue into fiscal 2004.

Fiscal 2002 Compared to Fiscal 2001

Consolidated Overview

Sales for fiscal 2002 were $8.4 billion, an increase of 13% over fiscal 2001. Sales increased in the Food and Support Services segments and were about equal to the prior year in the Uniform and Career Apparel segments. Excluding the impact of acquisitions, primarily in the Food and Support Services segments, and the impact of foreign currency translation, sales increased 1% compared to the prior year. Operating income for fiscal 2002 was $529.6 million, an increase of 21% from prior year As Adjusted operating income. Fiscal 2002 operating income includes a $43.7 million net gain, resulting principally from the sale of our ownership interests in the Boston Red Sox entities and a residual investment in a previously divested business, which is presented as “Other income/(expense), net” (see Note 13 to the consolidated financial statements). Excluding other income, operating income increased 11% compared to the prior year As Adjusted operating income due to acquisitions and foreign currency translation. The sales and operating income of certain of our businesses continued to be adversely affected by weak economic conditions throughout fiscal 2002, particularly lower levels of employment. Operating results for both fiscal 2002 and 2001 were adversely impacted by the effects of the September 11, 2001 terrorist attacks; however, on a consolidated basis, the year-over-year impact was not significant.

Interest and other financing costs, net decreased 11% compared to the prior year due to lower interest rates, partially offset by increased average borrowing levels. The effective income tax rate was 36.1% in fiscal 2002 compared to 37.9% in fiscal 2001, with the decrease due principally to the elimination of non-tax-deductible goodwill amortization in fiscal 2002.

Income from continuing operations for fiscal 2002 was $251.3 million compared to $162.7 million in fiscal 2001. Fiscal 2002 includes “other income” of $30.8 million, net of tax, and fiscal 2001 includes goodwill amortization of $19.2 million, net of tax. Fiscal 2002 diluted earnings per share from continuing operations was $1.25 per share on a weighted average share count of approximately 201 million, with “Other income” contributing approximately $0.15 per share. Fiscal 2001 diluted earnings per share from continuing operations was $0.90 per share on a lower weighted average share count of approximately 181 million shares.

Net income for fiscal 2002 was $269.9 compared to $176.5 million reported in fiscal 2001. Fiscal 2002 includes “other income” of $30.8 million, net of tax, and fiscal 2001 includes goodwill amortization of $22.0 million, net of tax. Fiscal 2002 diluted earnings per share was $1.34 per share on a weighted average share count of approximately 201 million shares, with “Other income” contributing approximately $0.15 per share. Fiscal 2001 diluted earnings per share was $0.97 per share on a lower weighted average share count of approximately 181 million shares, with goodwill amortization representing a charge of $0.12 per share.

Segment Results

The following tables present a 2002/2001 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Fiscal		Change
	2001	2002	$	%
Sales by Segment	(dollars in millions)
Food & Support Services—United States	$4,826.2	$5,716.5	$890.3	18%
Food & Support Services—International	1,109.3	1,200.8	91.5	8
Uniform and Career Apparel—Rental	995.2	1,004.2	9.0	1
Uniform and Career Apparel—Direct Marketing	438.8	434.5	(4.3)	(1)

	$7,369.5	$8,356.0	$986.5	13%

	Fiscal 2001		Fiscal 2002 As Reported	Change vs. Reported		Change vs. As Adjusted
	As Reported	As Adjusted		$	%	$	%
Operating Income by Segment	(dollars in millions)
Food & Support Services—United States	$264.7	$275.5	$326.7	$62.0	23%	$51.2	19%
Food & Support Services—International	39.4	41.2	46.3	6.9	18	5.1	12
Uniform and Career Apparel—Rental	119.7	125.0	121.9	2.2	2	(3.1)	(2)
Uniform and Career Apparel—Direct Marketing	15.6	18.7	22.6	7.0	45	3.9	21
Corporate	(23.9)	(22.6)	(31.6)	(7.7)	32	(9.0)	40

	415.5	437.8	485.9	70.4	17	48.1	11
Other Income	0.0	0.0	43.7	43.7	—	43.7	—

	$415.5	$437.8	$529.6	$114.1	27%	$91.8	21%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for fiscal 2002 increased 18% over the prior year due to acquisitions (approximately 17%; principally ServiceMaster Management Services) and net new accounts (approximately 1%). Sales in this segment were adversely impacted by the terrorist attacks of September 11th.

Sales growth in the Education Sector was in the high single digits, and the Other Sector (which includes correctional and healthcare clients), experienced sales growth in the low double-digits due primarily to new contracts and the fiscal 2001 acquisition of Correctional Foodservice Management. The Business Services Sector continued to be negatively affected by the weak economy, particularly weak employment levels. The September 2002 employment report, issued by the United States Department of Labor Bureau of Labor Statistics, shows total employment levels down from a year ago in the categories most important to this business sector. Fiscal 2002 sales in this sector, excluding acquisitions, declined about 7% from the prior year, with fourth quarter fiscal 2002 sales declining approximately 10% from the comparable prior year period. Sales in the Sports and Entertainment Sector decreased about 1% compared to the prior year. Attendance and spending levels within the convention and tourism businesses were soft throughout the year, and baseball attendance at our stadiums was down about 6% in the fourth quarter of fiscal 2002.

Segment operating income increased 19% compared to the prior year due primarily to acquisitions (approximately 17%). Fiscal 2001 segment results included a $5 million litigation related charge. The profit performance in fiscal 2002 followed the sales growth trends described above, with the strong performance in the Education and Other Sectors offset by weakness in the Business and Sports and Entertainment Sectors. Fiscal 2002 and fiscal 2001 operating results were adversely impacted by the terrorist attacks of September 11th.

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

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment fiscal 2002 sales increased 1% compared to the prior year due principally to price increases. Sales growth in this segment continues to be significantly constrained by continued depressed employment levels, particularly in the manufacturing, automotive and airline sectors. Segment operating income decreased 2% compared to the prior year. Despite continuing cost control initiatives, the combination of limited net sales growth, together with higher sales costs and normal operating cost increases (particularly in the payroll and related benefit areas) reduced operating income from prior year levels.

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

Corporate and Other

Corporate and other expenses, those administrative expenses not allocated to the business segments, were $31.6 million in fiscal 2002 compared to $22.6 million in fiscal 2001. The increase over the prior year was due principally to increased staff costs, higher FICA taxes due to stock option exercises and higher insurance premiums.

Financial Condition and Liquidity

Reference to the consolidated statements of cash flows will facilitate understanding of the discussion that follows. Those statements reflect the Educational Resources business as a discontinued operation.

Fiscal 2003

Cash provided by operating activities from continuing operations in fiscal 2003 increased to $606 million from $578 million in fiscal 2002, an increase of $28 million. The principal components (in millions) of the net increase were —

Increase in income from continuing operations “before other income/expense”	$52
Increase in noncash charges for depreciation, amortization and deferred income taxes	45
Changes in other assets, noncurrent liabilities and other operating activities, net	(5)
Reduction in the Accounts Receivable Sale Facility in 2003	(57)
Other working capital changes	(7)

$28

Total debt decreased by $145 million primarily due to repayments from the sale proceeds from the Educational Resources transaction and strong fourth quarter operating cash flow, partially offset by the cost of acquisitions and the share buyback program.

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of certain assets of Fine Host Corporation, a food service management company, for approximately $95 million, of which $30 million represents a holdback which is scheduled to be paid over time, subject to satisfaction of any claims which may be made by us against the holdback pursuant to the terms of the acquisition agreement and the assignment of certain contracts. The Company funded the cash portion of these acquisitions through borrowings under the revolving credit facility.

During the third quarter of fiscal 2003, the Company completed a tender offer for its 6 ¾% guaranteed notes due August 1, 2004, issued by ARAMARK Services, Inc. and guaranteed by ARAMARK Corporation. The total cash consideration paid for the purchase of the notes, including accrued interest, was $102 million. Additionally, during the third quarter of fiscal 2003, the Company retired a $45 million term loan due March 2005. These two transactions, which were financed through borrowings under the revolving credit facility, resulted in an extinguishment charge of $7.7 million which is included in “Interest and Other Financing Costs, net.”

Concurrent with the issuance in fiscal 2002 of the Company’s 7% notes (due May 2007), the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are designated as fair-value hedging instruments. In October 2002, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (6.375%)/pay variable (six month LIBOR). The swaps mature on February 15, 2008 and are designated as fair-value hedging instruments. In September 2003, the Company terminated $100 million of these interest rate swap agreements resulting in a gain of $6.1 million, which was deferred and will be recognized as an adjustment to interest expense over the remaining term of the notes.

During the second quarter of fiscal 2003, a Canadian subsidiary of the Company entered into a non-revolving credit facility in the amount of C$25 million, which matures in September 2007, and requires annual reductions in the principal balance. Interest on the facility is based on the Canadian Bankers Acceptance Rate (plus a spread of 1.50%), Canadian Prime Rate (plus a spread of 0.75%) or LIBOR (plus a spread of 1.50%). Proceeds were used to fund an acquisition in Canada.

During the first quarter of fiscal 2003, a subsidiary of the Company completed a private placement of 30 million GBP and 30 million Euro notes. The notes bear interest, based on six-month GBP LIBOR (3.84% as of October 3, 2003) plus a spread of 2.32% and six-month EURIBOR (2.14% as of October 3, 2003) plus a spread of 2.25%, respectively. Proceeds from the private placement were used to repay existing borrowings, primarily in the United Kingdom and Germany. The private placement notes mature in November 2007.

The Company established a Stock Repurchase Program, under which the Board of Directors has approved the use of up to $350 million to repurchase shares of the Company’s common stock. Repurchases are to be made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions, and may be discontinued at any time. During fiscal 2003, the Company repurchased approximately 9.4 million shares for $211.9 million, resulting in total repurchases under the authorization of $282.2 million.

At October 31, 2003, there was approximately $950 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures, additional share repurchases and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of October 3, 2003, there was approximately $149 million outstanding in foreign currency borrowings.

The Company has future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees. These obligations as of October 3, 2003 are summarized in the tables below.

		Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$1,715,272	$13,542	$830,394	$854,636	$16,700
Capital lease obligations	14,609	4,634	4,606	3,385	1,984
Operating leases	531,202	175,949	127,581	78,484	149,188
Purchase obligations (1)	107,736	77,562	28,049	1,800	325
Other long-term liabilities reflected on the balance sheet (2)	110,688	—	30,825	—	79,863

	$2,479,507	$271,687	$1,021,455	$938,305	$248,060

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less than 1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$46,279	$37,034	$9,245	$—	$—
Guarantees	24,269	24,269	—	—	—

	$70,548	$61,303	$9,245	$—	$—

(1)	Represents capital commitments in connection with several long-term concession contracts and other purchase commitments.
(2)	Primarily represents certain unfunded employee retirement obligations and $30 million related to the Fine Host holdback (See Note 3 to the consolidated financial statements).

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $235.1 million at October 3, 2003, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140.

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

The Company is self-insured for a limited portion of the risk retained under its general liability and workers’ compensation arrangements. When required, self-insurance reserves are recorded based on actuarial analyses.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” See Note 10 to the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this statement (see Note 8) and can elect to adopt any of the three transitional recognition provisions of this statement prior to the end of the 2004 fiscal year.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company’s financial statements.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks; increased operating costs; shortages of qualified personnel or increases in labor costs; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; our business is contract intensive and may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services and the environment; inability to retain current clients and renew existing client contracts; customers reducing their outsourcing and use of preferred vendors; seasonality; and other risks that are set forth in this report under the caption “Risk Factors.”

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

Each of our business segments has been adversely affected by weaker economic conditions in the United States during the past three fiscal years, including with respect to manufacturing, technology and service industry clients. Layoffs and business downturns among our business clients have negatively affected our sales. A national or international economic downturn reduces demand for our services in each of our operating segments, which has resulted, and may in the future result, in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. In addition, any future terrorist attacks, and the national and global military, diplomatic and financial response to such attacks or other threats may adversely affect our sales and operating results.

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

In the past, the United States has periodically experienced reduced levels of unemployment, which has created a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment can compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. Our success depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer, and our President and Chief Operating Officer, William Leonard. Effective January 1, 2004, William Leonard will become ARAMARK’s President and Chief Executive Officer and Joseph Neubauer will become ARAMARK’s Executive Chairman of the Board of Directors. We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

Our expansion strategy involves risks.

We may seek to acquire companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. We may be evaluating acquisitions or engage in acquisition negotiations at any given time. For example, in 2003, we bought the assets of Fine Host Corporation. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority shareholders. Our joint venture partners may also have interests which differ from ours.

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

We are subject to governmental regulation at the federal, state, provincial and local level in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, environmental issues and the services we provide in connection with governmentally funded entitlement programs. While we endeavor to attain and maintain compliance with all applicable laws and regulations, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. From time to time both federal and state governmental agencies have conducted audits of our billing practices as part of investigations of providers of services under governmental contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines or injunctions. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations.

Changes in or new interpretations of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

A portion of our sales, estimated to be approximately 15% in fiscal 2003, is derived from contracts with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.

Our failure to retain our current clients and renew our existing client contracts could adversely affect our business.

Our success depends on our ability to retain our current clients and renew our existing client contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and differentiate ourselves from our competitors. We cannot assure you that we will be able to renew existing client contracts at the same or higher rates or that our current clients will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts would have a material adverse effect on our business and results of operations.

We may be adversely affected if customers reduce their outsourcing or use of preferred vendors

Our business and growth strategies depend in large part on the continuation of a current trend toward outsourcing services. Customers will outsource if they perceive that outsourcing may provide higher quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of our current and prospective customers have occasionally opposed the outsourcing trend and sought to direct to union employees the performance of the types of services we offer. We have also identified a trend among some of our customers toward the retention of a limited number of preferred vendors to provide all or a large part of their required services. We cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Adverse developments with respect to either of these trends could have a material adverse effect on our business and results of operations.

Our international business results are influenced by currency fluctuations and other factors that are different than in the U.S. market.

A significant portion of our sales is derived from international markets. During fiscal 2003, approximately 15% of our sales were generated outside the United States. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange restrictions; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging markets over the long term. Emerging market operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability; civil disturbances; volatility in gross domestic production; and nationalization and expropriation of private assets.

Our operations are seasonal and quarter to quarter comparisons may not be a good indicator of our performance.

In the first and second fiscal quarters, within the Food and Support Services—United States segment, there historically has been a lower level of sales at the historically higher margin sports, entertainment and recreational food service operations, which is partly offset by increased activity in the educational sector. In the third and fourth fiscal quarters, there historically has been a significant increase in sales at sports, entertainment and recreational accounts, which is partially offset by the effect of summer recess in the educational sector. The sales of WearGuard, one of our direct marketing companies, generally increase during the first quarter of the fiscal year because of the onset of colder weather in the northern tier of the United States as well as the gift giving holidays. For these reasons, a quarter-to-quarter comparison is not a good indication of our performance or how we will perform in the future.

Our indebtedness may restrict certain growth opportunities.

As of October 31, 2003, we had approximately $1.9 billion of outstanding indebtedness. The size of our indebtedness may restrict the pursuit of certain new business opportunities. We will also have to use a portion of our cash flow to service our debt, which may prevent us from pursuing certain new business opportunities and certain acquisitions. If we were to incur significant amounts of additional indebtedness in the future, the agreements relating to such indebtedness may include covenants more restrictive than our current debt agreements. Failure to satisfy financial and other covenants or make required debt payments could cause us to violate the terms of our credit facility agreements and thereby result in the exercise of remedies by our lenders, including acceleration of our indebtedness, impair our liquidity and limit our ability to raise additional capital.

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

The portion of our food and support services business which provides services in public facilities such as stadiums, arenas, amphitheaters, convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to attend sporting events or concerts, take vacations, or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at events in our clients’ facilities could result in a reduction in our sales. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility and inclement weather, which would adversely affect sales and profits. During fiscal 2003, reduced visitation at certain of our national park service venues adversely affected our sales and operating income. We anticipate that reduced visitation from historical levels will continue in fiscal 2004.

The pricing and cancellation terms of our food and support services contracts may constrain our ability to recover costs and to make a profit on our contracts.

The amount of risk that we bear and our profit potential vary depending on the type of contract under which we provide food and support services. We may be unable to fully recover costs on contracts that limit our ability to increase prices. In addition, we provide many of our services under contracts of indefinite term, which are subject to termination on short notice by either party without cause. Some of our profit and loss contracts contain minimum guaranteed remittances to our client regardless of our sales or profit at the facility involved. If sales do not exceed costs under a contract which contains minimum guaranteed commissions, we will bear any losses which are incurred, as well as the guaranteed commission. Generally, our contracts limit our ability to raise prices on the food, beverages and merchandise we sell within a particular facility without the client’s consent. In addition, some of our contracts exclude certain events or products from the scope of the contract, or give the client the right to modify the terms under which we may operate at certain events. The refusal by individual clients to permit the sale of some products at their venues, or the imposition by clients of limits on prices which are not economically feasible for us, could adversely affect our sales and results of operations.

Our business is contract intensive and may lead to client disputes.

Our business is contract intensive and we are parties to many contracts with clients all over the world. Our client interest contracts (which are described in the Business section of this annual report), provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations may be subject to differing interpretations which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts, and we periodically review our compliance with contract terms and provisions. If clients were to dispute our contract determinations, resolution of such disputes in a manner adverse to ARAMARK’s interests could negatively affect sales and operating results. While we do not believe any reviews, audits or other such matters would result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations. Based on a recent internal review of certain client interest contracts in our International segment, we are working to adjust or clarify certain contractual arrangements. Fourth quarter 2003 operating results have been adjusted to reflect the possible effect of this effort. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Food and Support Services—International Segment.”

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

In fiscal 2003, one distributor provided approximately 44% of our consolidated food and non-food products, and if our relationship or their business were to be disrupted, we could experience short term disruptions to our operations and cost structure.

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

The regulations relating to each of our food and support service sectors are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food (including in some cases requirements relating to the temperature of food), and the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance with all applicable laws and regulations at all times or that we will be able to comply with any future laws and regulations. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

We serve alcoholic beverages at many facilities, and must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. Although we sponsor regular training programs designed to minimize the likelihood of such a situation, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us. There can be no assurance that additional regulation in this area would not limit our activities in the future or significantly increase the cost of regulatory compliance. We must also obtain and comply with the terms of licenses in order to sell alcoholic beverages in the states in which we serve alcoholic beverages. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility.

Uniform and Career Apparel

Competition in the uniform rental industry could adversely affect our results of operations.

We have a number of major national competitors in the uniform rental industry with significant financial resources. In addition, there are regional and local uniform suppliers whom we believe may have strong customer loyalty. While most customers focus primarily on quality of service, uniform rental also is a price-sensitive service and if existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower prices, which would reduce our sales and profits. The uniform rental business requires investment capital for growth. Failure to maintain capital investment in this segment would put us at a competitive disadvantage.

Environmental regulations may subject us to significant liability and limit our ability to grow.

Our uniform rental segment is subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. In particular, we use and must dispose of wastewater containing detergent and other residues from the laundering of garments and other merchandise through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. In the course of our business, we settle, or contribute to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials. We may have to expend material amounts to rectify the consequences of any such disposal in the future. Under environmental laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from our owned, leased or operated property, as well as related costs of investigation and property damage. Liability may be imposed upon us without regard to whether we knew of or were responsible for the presence of hazardous or toxic substances. There can be no assurances that locations which we own, lease or otherwise operate have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded plants. In connection with our operations and the operations of our predecessors, hazardous or toxic substances may migrate from properties on which we operate to other properties. We may be subject to significant liabilities to the extent that human health is damaged or the value of such properties is diminished by such migration.

The nature of our customer base could negatively impact our sales and operating results.

We supply uniform services to the airline, hospitality, retail and manufacturing industries, among others, all of which have been subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and a shift to offshore manufacturing. Economic hardship among our client base could cause some of our clients to restrict expenditures or even cease to conduct business, both of which could negatively affect our sales and operating results.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of October 3, 2003 and September 27, 2002 (See Note 5). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by expected fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 3, 2003 and September 27, 2002. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of October 3, 2003	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$212	$154	$302 (a)	$472 (a)	$301 (a)	$19	$1,460	$1,555
Average interest rate	6.7%	8.1%	7.0%	7.0%	6.4%	7.5%	6.9%
Variable rate	$62	$105	$19	—	$84	—	$270	$270
Average interest rate	3.5%	2.1%	4.3%		5.4%		3.6%

Interest Rate Swaps:
Receive variable/pay fixed				$100				$(1)
Average pay rate				1.5%
Average receive rate				1.1%
Receive fixed/pay variable				$200	$300			$15
Average pay rate				3.2%	4.2%
Average receive rate				7.0%	6.4%

	Expected Fiscal Year of Maturity
As of September 27, 2002	2003	2004	2005	2006	2007	Thereafter		Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$29	$301 (a)	$151	$301 (a)	$480 (a)	$318	(a)	$1,580	$1,631
Average interest rate	6.5%	6.7%	8.1%	7.0%	7.0%	6.4%		6.9%
Variable rate	$38	$22	$232	$3	—	—		$295	$295
Average interest rate	6.7%	3.0%	3.4%	5.5%				3.8%

Interest Rate Swaps:
Receive variable/pay fixed	$100								$(4)
Average pay rate	7.7%
Average receive rate	1.8%
Receive fixed/pay variable					$300				$25
Average pay rate					4.3%
Average receive rate					7.0%

(a)	Each balance includes $300 million of senior notes callable by us at any time.

Item 8.    Financial Statements and Supplementary Data

See Index to Financial Statements and Schedule at page S-1.

Item 9.    Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as of the end of the period covered by this report, are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the information set forth under the caption, “Executive Officers of the Company” in Part I of this Annual Report and to the information set forth in the Company’s Proxy Statement for its 2004 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A (except for the committee report on executive compensation and the audit committee report in the Company’s Proxy Statement).

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements

See Index to Financial Statements and Schedule at page S-1.

(b)  Reports on Form 8-K

On August 6, 2003, the Company furnished a Form 8-K, containing disclosures responsive to Items 12 and 7, in connection with its earnings press release for the quarter and nine months ended June 27, 2003.

(c)  Exhibits Required by Item 601 of Regulation S-K

See the Exhibit Index which is incorporated herein by reference.

(d)  Financial Statement Schedules

See Index to Financial Statements and Schedule at page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 19, 2003.

ARAMARK CORPORATION

By:	/s/ JOSEPH NEUBAUER
Name: Joseph Neubauer Title: Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose name appears below hereby appoints Joseph Neubauer, William Leonard, Bart J. Colli and Harold B. Dichter, and each of them, as his or her true and lawful agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOSEPH NEUBAUER Joseph Neubauer	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2003

/s/ FREDERICK SUTHERLAND Frederick Sutherland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 19, 2003

/s/ JOHN M. LAFFERTY John M. Lafferty	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	December 19, 2003

/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 19, 2003

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	December 19, 2003

/s/ ROBERT J. CALLANDER Robert J. Callander	Director	December 19, 2003

/s/ LEONARD S. COLEMAN, JR. Leonard S. Coleman, Jr.	Director	December 19, 2003

Name	Title	Date

/s/ RONALD R. DAVENPORT Ronald R. Davenport	Director	December 19, 2003

/s/ THOMAS H. KEAN Thomas H. Kean	Director	December 19, 2003

/s/ JAMES E. KSANSNAK James E. Ksansnak	Director	December 19, 2003

/s/ WILLIAM LEONARD William Leonard	President, Chief Operating Officer and Director	December 19, 2003

/s/ JAMES E. PRESTON James E. Preston	Director	December 19, 2003

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	December 19, 2003

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	December 19, 2003

ARAMARK CORPORATION AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

ARAMARK Corporation:

We have audited the consolidated balance sheets of ARAMARK Corporation and subsidiaries as of September 27, 2002 and October 3, 2003, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the three-year period ended October 3, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 27, 2002 and October 3, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended October 3, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Note 4 to the consolidated financial statements, effective September 29, 2001 the Company adopted the provisions of Statement of Financial Accounting Standards No.142, Goodwill and Other Intangible Assets.

Philadelphia, Pennsylvania

November 11, 2003

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2002 AND OCTOBER 3, 2003

(dollars in thousands, except share amounts)

	Fiscal
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$31,572	$44,475
Receivables (less allowances: 2002—$30,639; 2003—$29,697)	536,113	663,750
Inventories	425,182	430,672
Prepayments and other current assets	88,218	87,695
Current assets of discontinued operations	17,307	—

Total current assets	1,098,392	1,226,592

Property and Equipment, at cost:
Land, buildings and improvements	691,146	703,851
Service equipment and fixtures	1,484,179	1,719,799

	2,175,325	2,423,650
Less-Accumulated depreciation	(1,105,457)	(1,239,330)

	1,069,868	1,184,320

Goodwill	1,298,808	1,422,639
Other Intangible Assets	240,777	294,290
Other Assets	296,203	339,736
Non Current Assets of Discontinued Operations	255,254	—

	$4,259,302	$4,467,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$39,548	$18,176
Accounts payable	486,112	529,830
Accrued payroll and related expenses	214,655	262,165
Other accrued expenses and current liabilities	509,151	605,618
Current liabilities of discontinued operations	54,096	—

Total current liabilities	1,303,562	1,415,789

Long-term borrowings	1,875,180	1,729,881
Less-current portion	(39,548)	(18,176)

Total long-term borrowings	1,835,632	1,711,705

Deferred Income Taxes and Other Noncurrent Liabilities	254,198	301,111
Noncurrent Liabilities of Discontinued Operations	7,725	—
Shareholders’ Equity:
Class A common stock, par value $.01; authorized: 600,000,000 shares; issued: 2002—138,617,940 shares; 2003—104,355,711 shares; outstanding: 2002—121,683,624 shares; 2003—86,706,195 shares	1,387	1,044
Class B common stock, par value $.01; authorized: 1,600,000,000 shares; issued: 2002—70,069,279 shares; 2003—111,633,745 shares; outstanding: 2002—65,320,579 shares; 2003—97,539,384 shares	700	1,116
Capital surplus	821,242	910,562
Earnings retained for use in the business	553,037	854,129
Accumulated other comprehensive income (loss)	(18,671)	3,940
Treasury stock	(499,510)	(731,819)

Total	858,185	1,038,972

	$4,259,302	$4,467,577

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2001,  SEPTEMBER 27, 2002 AND OCTOBER 3, 2003

(dollars in thousands, except per share amounts)

	Fiscal
	2001	2002	2003
Sales	$7,369,492	$8,356,007	$9,447,815
Costs and Expenses:
Cost of services provided	6,633,253	7,525,323	8,506,465
Depreciation and amortization	214,561	229,608	262,944
Selling and general corporate expense	106,210	115,190	115,684
Other (income) expense (Note 13)	—	(43,695)	10,700

	6,954,024	7,826,426	8,895,793

Operating income	415,468	529,581	552,022
Interest and Other Financing Costs, net	153,220	136,432	142,469

Income from continuing operations before income taxes	262,248	393,149	409,553
Provision for Income Taxes	99,509	141,829	144,185

Income from Continuing Operations	162,739	251,320	265,368
Income from Discontinued Operations, net (Note 2)	13,757	18,592	35,724

Net Income	$176,496	$269,912	$301,092

Earnings Per Share-Basic:
Income from continuing operations	$0.95	$1.32	$1.39
Net income	$1.03	$1.42	$1.58
Earnings Per Share-Diluted:
Income from continuing operations	$0.90	$1.25	$1.34
Net income	$0.97	$1.34	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2001,  SEPTEMBER 27, 2002 AND OCTOBER 3, 2003

(dollars in thousands)

	Fiscal
	2001	2002	2003
Cash flows from operating activities from continuing operations:
Income from continuing operations	$162,739	$251,320	$265,368
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	214,561	229,608	262,944
Income taxes deferred	10,182	17,740	29,675
(Gain) loss on investments	—	(45,320)	10,700
Changes in noncash working capital:
Receivables	(45,325)	23,599	(53,802)
Inventories	4,930	3,053	6,675
Prepayments	(11,396)	2,444	(14,397)
Accounts payable	(22,502)	(24,732)	(2,108)
Accrued expenses	9,166	98,662	123,398
Net proceeds from sale of receivables	140,885	39,105	—
Changes in other noncurrent liabilities	3,858	(2,917)	8,354
Changes in other assets	(21,541)	(15,268)	(23,556)
Other operating activities	(3,734)	710	(6,990)

Net cash provided by operating activities from continuing operations	441,823	578,004	606,261

Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(200,531)	(230,650)	(267,128)
Disposals of property and equipment	12,467	16,032	28,183
Proceeds from sale of investments	8,240	76,964	—
Divestiture of certain businesses	—	3,502	248,076
Acquisition of certain businesses:
Working capital other than cash acquired	(2,296)	30,246	(273)
Property and equipment	(5,467)	(106,772)	(41,645)
Additions to goodwill, other intangible assets and other assets, net	(70,719)	(850,824)	(216,151)
Other investing activities	10,469	30,109	(20,277)

Net cash used in investing activities from continuing operations	(247,837)	(1,031,393)	(269,215)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	27,918	1,205,360	113,190
Payment of long-term borrowings	(220,394)	(1,032,072)	(263,896)
Proceeds from issuance of common stock	31,509	771,178	21,280
Repurchase of common stock	(55,135)	(499,389)	(212,473)
Other financing activities	(969)	(9,101)	3,034

Net cash provided by (used in) financing activities from continuing operations	(217,071)	435,976	(338,865)
Net cash provided by discontinued operations	23,292	24,186	14,722

Increase in cash and cash equivalents	207	6,773	12,903
Cash and cash equivalents, beginning of year	24,592	24,799	31,572

Cash and cash equivalents, end of year	$24,799	$31,572	$44,475

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 28, 2001, SEPTEMBER 27, 2002 AND OCTOBER 3, 2003

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Impact of Potential Repurchase Feature of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 29, 2000	$1,681	$—	$—	$148,712	$(20,000)	$—	$(18,897)	$111,496
Net income				176,496				176,496
Foreign currency translation adjustments							6,397	6,397
Change in fair value of cash flow hedges (net of tax)							(6,470)	(6,470)

Total comprehensive income								176,423

Issuance of common stock	92		30,701					30,793
Sale of deferred payment obligations			24,027					24,027
Retirement of common stock	(101)		(53,663)	(42,083)				(95,847)

Balance, September 28, 2001	$1,672	$—	$1,065	$283,125	$(20,000)	$—	$(18,970)	$246,892
Net income				269,912				269,912
Minimum pension liability adjustment (net of tax)							(7,356)	(7,356)
Foreign currency translation adjustments							3,472	3,472
Change in fair value of cash flow hedges (net of tax)							4,183	4,183

Total comprehensive income								270,211

Purchases of common stock for the treasury						(499,510)		(499,510)
Conversion of Class A to Class B	(353)	353						—
Issuance of common stock	68	347	793,077					793,492
Sale of deferred payment obligations			27,100					27,100
Change due to termination of Stockholders’ Agreement					20,000			20,000

Balance, September 27, 2002	$1,387	$700	$821,242	$553,037	$—	$(499,510)	$(18,671)	$858,185
Net income				301,092				301,092
Minimum pension liability adjustment (net of tax)							5	5
Foreign currency translation adjustments							21,077	21,077
Change in fair value of cash flow hedges (net of tax)							1,529	1,529

Total comprehensive income								323,703

Purchases of common stock for the treasury						(232,309)		(232,309)
Conversion of Class A to Class B	(413)	413						—
Issuance of common stock	70	3	89,320					89,393

Balance, October 3, 2003	$1,044	$1,116	$910,562	$854,129	$—	$(731,819)	$3,940	$1,038,972

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 28, 2001 and September 27, 2002 are each fifty-two week periods. The fiscal year ended October 3, 2003 is a fifty-three week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassification

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

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees.” See Note 10.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this statement and can elect to adopt any of the three transitional recognition provisions of this statement prior to the end of the 2004 fiscal year.

In January 2003, the FASB issued Interpretation Number 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation by business enterprises of variable interest entities. The interpretation is not expected to have a material effect on the Company’s financial statements.

Revenue Recognition

In each of our operating segments we recognize revenue in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Revenues in our direct marketing segment are recognized upon shipment.

Vendor Consideration

Consideration received from vendors is accounted for as an adjustment to the price of the vendor’s products or services and reported as a reduction of Cost of Services Provided, following the provisions of the consensus reached in Emerging Issues Task Force Issue 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.”

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

Currency Translation

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Currency transaction gains and losses included in operating results for fiscal 2001, 2002 and 2003 were not significant.

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

The components of inventories are as follows:

	Fiscal
	2002	2003
Food	30.4%	33.6%
Career apparel, safety equipment and linens	64.9%	61.8%
Parts, supplies and novelties	4.7%	4.6%

	100.0%	100.0%

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 2001, 2002 and 2003 was $154.1 million, $172.9 million and $201.1 million, respectively.

Other Assets

Other assets consist primarily of investments in 50% or less owned entities, client contract rights, computer software costs, and long-term receivables. Investments in which the Company owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” or the cost method, as applicable.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Accrued Expenses and Liabilities

Other accrued expenses and current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest and accrued commissions. Noncurrent liabilities consist primarily of deferred compensation, insurance accruals, pension liabilities and holdbacks on acquisitions.

The Company is self-insured for a limited portion of the risk retained under its general liability and workers’ compensation arrangements. When required, self-insurance reserves are recorded based on actuarial analyses.

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the common equivalent shares, if dilutive, that would result from the exercise of stock options. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

	Fiscal
	2001	2002	2003
	(in thousands, except share data)
Earnings:
Income from continuing operations	$162,739	$251,320	$265,368

Net income	$176,496	$269,912	$301,092

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	171,533	190,256	190,723
Impact of potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	9,794	10,668	6,782

Total common shares used in diluted earnings per share calculation	181,327	200,924	197,505

Earnings per common share—Basic:
Income from continuing operations	$0.95	$1.32	$1.39

Net income	$1.03	$1.42	$1.58

Earnings per common share—Diluted:
Income from continuing operations	$0.90	$1.25	$1.34

Net income	$0.97	$1.34	$1.52

Options to purchase 4,006,326 shares were outstanding at October 3, 2003, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Fiscal
	2001	2002	2003
	(in thousands, except per share data)
Net Income
As reported	$176,496	$269,912	$301,092
Pro forma	$171,113	$263,770	$288,704
Earnings per share
As reported:
Basic	$1.03	$1.42	$1.58
Diluted	$0.97	$1.34	$1.52
Pro forma:
Basic	$1.00	$1.39	$1.51
Diluted	$0.94	$1.31	$1.46

The weighted average fair value of options granted in fiscal 2001 was $1.54 per option. As the Company’s stock was not publicly traded in fiscal 2001, the fair value of each option was estimated on the grant date using the minimum value method (which excludes a volatility assumption), with the following assumptions:

Fiscal 2001
Risk-free interest rate	5.9-6.4%
Expected life in years	3.3
Dividend yield	—

The weighted average fair value of options granted in fiscal 2002 and 2003 was $7.57 and $6.56, respectively, per option. The fair value of each option was estimated on the grant date using the Black-Scholes Option Pricing Model, with the following assumptions:

	Fiscal
	2002	2003
Risk-free interest rate	2.7-4.9%	2.3-3.2%
Expected life in years	5	5
Dividend yield	—	—
Expected volatility	27%	27%

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental Cash Flow Information

	Fiscal
	2001	2002	2003
	(in millions)
Interest paid	$151.5	$123.4	$135.5
Income taxes paid	$69.8	$65.2	$79.8

Significant noncash activities follow:

•	Cash provided by operating activities includes the tax benefit from the employee exercise of non-qualified stock options of approximately $14.6 million, $57.9 million and $37.4 million during the 2001, 2002 and 2003 fiscal years, respectively.

•	During fiscal 2001, 2002 and 2003, the Company contributed $2.3 million, $3.3 million and $3.4 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See Note 6.

•	During fiscal 2002 and 2003, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $5.3 million and $12.8 million for fiscal 2002 and 2003, respectively, which is included in property and equipment.

•	During the fourth quarter of fiscal 2003, the Company reached agreement for the sale of its 15% interest in a previously divested periodicals distribution business to the majority shareholder, and wrote down this investment to the expected recoverable amount. The resulting pre-tax charge of $10.7 million is included in “Other (income) expense.”

NOTE 2.    DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2003, the Company executed a definitive agreement for the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation, Inc. for approximately $250 million in cash. The sale closed on May 9, 2003, and resulted in an after-tax gain of $23.6 million.

AER is accounted for as a discontinued operation in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations and cash flows have been removed from the Company’s results of continuing operations for all periods presented. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations for fiscal 2001, 2002 and 2003 (excluding the net gain) through the transaction closing date is as follows:

	Fiscal
	2001	2002	2003
	(in thousands)
Sales	$463,250	$455,772	$264,277

Income before income taxes	$23,967	$30,459	$20,174
Income tax provision	(10,210)	(11,867)	(8,002)

Income from discontinued operations, net	13,757	18,592	12,172
After-tax gain on sale	—	—	23,552

Net income	$13,757	$18,592	$35,724

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of the discontinued operation are stated separately in the consolidated balance sheet. The primary asset and liability categories follow:

September 27, 2002
(in thousands)
Receivables	$12,184
Prepayments and other current assets	5,123

$17,307

Property and equipment, net	$179,402
Goodwill	70,732
Other intangible assets	1,564
Other assets	3,556

$255,254

Accounts payable	$15,081
Accrued expenses and other current liabilities	39,015

$54,096

Noncurrent liabilities	$7,725

As part of the agreement, ARAMARK has agreed to indemnify the buyer against certain pre-sale related claims, if asserted. Management does not anticipate there being any significant uninsured claims.

NOTE 3.    ACQUISITIONS:

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

These acquisitions were accounted for as purchases and were financed through the Company’s revolving credit facility. The Company’s pro forma results of operations for fiscal 2001 would not have been materially different assuming that both the Campbell Bewley and CFM acquisitions had occurred at the beginning of the period. ARAMARK acquired the 8% minority interest in the UK subsidiary during the fourth quarter of fiscal 2003.

Fiscal 2002

On November 30, 2001 the Company completed the acquisition of the management services division of The ServiceMaster Company (ServiceMaster Management Services). The aggregate consideration for the transaction was approximately $790 million in cash plus costs of the acquisition, and was allocated to the assets acquired and liabilities assumed based on estimates of the respective fair values as follows: approximately $(34) million to working capital; approximately $43 million to other noncurrent assets, net; and approximately $167 million to amortizable intangible assets. The excess of the purchase price over the net assets acquired was allocated to goodwill.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The results of ServiceMaster Management Services have been included in the accompanying consolidated financial statements from the date of acquisition and are included in the Food and Support Services—United States segment. Had the acquisition of ServiceMaster Management Services occurred at the beginning of fiscal 2002, pro forma sales, net income and diluted earnings per share for the year ended September 27, 2002 would have been higher by approximately $0.2 billion, $1.5 million and $0.01 per share; had it occurred at the beginning of fiscal 2001, pro forma sales, net income and diluted earnings per share for the year ended September 28, 2001 would have been higher by approximately $1 billion, $2.6 million and $0.02 per share. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma results do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results would have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

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

Fiscal 2003

During fiscal 2003, the Company acquired three regional uniform rental companies for a total of approximately $27 million in cash. The Company’s pro forma results of operations for fiscal 2003 and 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of certain assets of Fine Host Corporation, a food service management company, for approximately $95 million, of which $30 million represented a holdback which is scheduled to be paid over time, subject to satisfaction of any claims that may be made against the holdback pursuant to the terms of the acquisition agreement and the assignment of certain client contracts. The results of Fine Host Corporation have been included starting in the second quarter of fiscal 2003. These acquisitions were funded through borrowings under the revolving credit facility. The proforma results of operations for fiscal 2003 and 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective periods.

During the fourth quarter of fiscal 2003, the Company also completed the acquisitions of two vending/food service companies, one located in the U.S. and the other in Europe, for total cash consideration of approximately $26.5 million. The pro forma results of operations for fiscal 2003 and 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective periods.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.    GOODWILL AND OTHER INTANGIBLE ASSETS:

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

The elimination of goodwill amortization would have increased net income by $22.0 million for the fiscal year ended September 28, 2001 or $0.12 per diluted share.

Goodwill, allocated by segment, follows:

	September 27, 2002	Acquisitions	Translation and Other	October 3, 2003
	(in thousands)
Food and Support Services—United States	$977,174	$76,435	$(215)	$1,053,394
Food and Support Services—International	53,328	20,525	11,425	85,278
Uniform and Career Apparel—Rental	156,450	18,098	—	174,548
Uniform and Career Apparel—Direct Marketing	111,856	—	(2,437)	109,419

	$1,298,808	$115,058	$8,773	$1,422,639

The increase in goodwill results principally from the acquisitions of Clinical Technology Services and Fine Host Corporation in the Food and Support Services-United States segment, and the other acquisitions described in Note 3. These amounts may be revised upon final determination of the purchase price allocations.

Other intangible assets consist of:

	September 27, 2002			October 3, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in thousands)			(in thousands)
Customer relationship assets	$344,414	$(117,526)	$226,888	$444,712	$(160,000)	$284,712
Other	25,346	(11,457)	13,889	30,539	(20,961)	9,578

	$369,760	$(128,983)	$240,777	$475,251	$(180,961)	$294,290

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets increased $103 million during fiscal 2003, primarily due to the acquisition of Clinical Technologies Services, Fine Host Corporation and three regional uniform rental companies. Amortization of intangible assets for the fiscal years ended September 28, 2001, September 27, 2002 and October 3, 2003 was approximately $22 million, $43 million and $50 million, respectively. Based upon the recorded balances at October 3, 2003, future amortization will be approximately $51 million in fiscal 2004, $44 million in fiscal 2005, and average approximately $38 million for each of the following three fiscal years.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    BORROWINGS:

Long-term borrowings at September 27, 2002 and October 3, 2003 are summarized in the following table:

	Fiscal
	2002	2003
	(in thousands)
Credit facility borrowings	$21,000	$—
Canadian credit facility (revolving)	34,231	38,295
Canadian credit facility (non-revolving)	—	18,590
Bank term loan due March 2005	45,000	—
Bank term loan due May 2005	50,000	50,000
Bank term loan due May 2005	75,000	55,000
United Kingdom term loan due December 2005	18,667	—
European private placement	—	84,555
6.375% notes, due February 2008	299,418	299,788
6.75% notes, due August 2004	299,544	205,592
6.79% note, payable in installments through 2003	25,000	—
7.00% notes, due July 2006	299,969	299,972
7.00% notes, due May 2007	324,034	314,192
7.10% notes, due December 2006	124,909	124,941
7.25% notes and debentures, due August 2007	30,730	30,730
8.15% notes, due May 2005	150,000	150,000
Other	77,678	58,226

	1,875,180	1,729,881

Less-current portion	(39,548)	(18,176)

	$1,835,632	$1,711,705

The non-amortizing $1 billion revolving credit facility (“Credit Agreement”) is provided by a group of banks and matures in March 2005. Interest under the Credit Agreement is based on the Prime Rate, LIBOR plus a spread of 0.18% to 0.70% (as of October 3, 2003—0.30%) or the Certificate of Deposit Rate plus a spread of 0.28% to 0.80% (as of October 3, 2003—0.40%), at the option of the Company. There is a fee of 0.10% to 0.30% (as of October 3, 2003—0.15%) on the entire credit facility. The spread and fee margins are based on certain financial ratios as defined.

The non-amortizing C$70 million Canadian revolving credit facility provides for either U.S. dollar or Canadian dollar borrowings. This credit facility currently matures in March 2004 and contains options to extend the maturity date. Interest on the facility is based on the Canadian Bankers Acceptance Rate, U.S. Prime Rate plus a spread of 0.25% to 0.625% (as of October 3, 2003—0.50%), Canadian Prime Rate plus a spread of 0.25% to 0.625% (as of October 3, 2003—0.35%), or LIBOR plus a spread of 1.05% to 2.10% (as of October 3, 2003—1.175%), at the option of the Company. As of October 3, 2003, all borrowings under this facility are payable in Canadian dollars, with a weighted average interest rate of 4.3%. There is a fee of 0.15% to 0.25% (as of October 3, 2003—0.175%) on the entire credit facility.

The C$25 million Canadian non-revolving credit facility matures in September 2007. Interest is based on the Canadian Bankers Acceptance Rate (2.7% as of October 3, 2003) plus a spread of 1.5%, Canadian Prime Rate (4.5% as of October 3, 2003) plus a spread of 0.75% or LIBOR (2.7% as of October 3, 2003) plus a spread of 1.5%.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The $50 million and $55 million bank term loans are subject to interest based on the higher of (a) the Prime Rate and (b) the sum of 0.5% plus the Federal Funds Rate, or LIBOR plus a spread, as defined (approximately 0.9% for both loans as of October 3, 2003). The spread is based on certain financial ratios, as defined in the respective term loans. The $50 million and $55 million bank term loans mature in May 2005.

The European private placement of 30 million GBP and 30 million Euro notes maturing in November 2007. The notes bear interest, based on six month GBP LIBOR (3.84% as of October 3, 2003) plus a spread of 2.32% and six month Euribor (2.14% as of October 3, 2003) plus a spread of 2.25%, respectively. Proceeds were used to repay borrowings primarily in the United Kingdom and Germany.

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

Debt repayments of $255.2 million, contractually due in fiscal 2004, have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the Credit Agreement. Accrued interest on borrowings totaling $37.8 million at September 27, 2002 and $37.9 million at October 3, 2003 is included in current liabilities as “Other accrued expenses.”

During the third quarter of fiscal 2003, the Company completed a tender offer for its 6 3/4% guaranteed notes due August 1, 2004 issued by ARAMARK Services, Inc. and guaranteed by ARAMARK Corporation. The total cash consideration paid for the purchase of the notes, including accrued interest, was $102 million. Additionally, during the third quarter of fiscal 2003, the Company retired a $45 million term loan due March 2005. These two transactions resulted in an extinguishment charge of $7.7 million which is included in “Interest and Other Financing Costs, net.”

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements, to manage changes in market conditions related to debt obligations and foreign currency exposures. As of October 3, 2003, the Company has $100 million of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings. Concurrent with the issuance in fiscal 2002 of the Company’s 7% notes (due May 2007), the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (7%)/pay variable (six month LIBOR). The swaps mature on May 1, 2007 and are designated as fair-value hedging instruments. In October 2002, the Company entered into interest rate swaps, with notional amounts totaling $300 million, to receive fixed (6.375%)/pay variable (six month LIBOR). The swaps mature on  February 15, 2008 and are designated as fair-value hedging instruments. In September 2003, the Company terminated $100 million of these interest rate swap agreements resulting in a gain of $6.1 million, which was deferred and will be recognized as an adjustment to interest expense over the remaining term of the notes. There were no material forward exchange contract agreements outstanding as of October 3, 2003. The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During fiscal 2003 and 2002, credits of approximately $1.5 million (net of tax) and $4.2 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of October 3, 2003, approximately $0.8 million of net unrealized losses related to interest rate swaps was included in “Accumulated other comprehensive income (loss).” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of October 3, 2003, approximately $14.9 million has been included in “Other assets,” with an offsetting increase in “Long-term borrowings” in the consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the fiscal 2003 and 2002 years was not material. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

The following summarizes the fair value of the Company’s financial instruments as of September 27, 2002 and October 3, 2003. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

	Fiscal
	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (Liability), in millions:
Long-term debt	$(1,875.2)	$(1,926.3)	$(1,729.9)	$(1,825.3)
Pay fixed/receive variable interest rate swap agreements	(3.7)	(3.7)	(1.2)	(1.2)
Receive fixed/pay variable interest rate swap agreements	24.6	24.6	14.9	14.9

The Credit Agreement contains restrictive covenants which provide, among other things, limitations on liens, dispositions of material assets and repurchases of capital stock. The terms of the Credit Agreement also require that the Company maintain certain specified minimum ratios of cash flow to fixed charges and to total borrowings and certain minimum levels of net worth (as defined). At October 3, 2003, the Company was in compliance with all of these covenants.

Long-term borrowings maturing in the next five fiscal years are as follows:

Amount
(in thousands)
2004	$18,176
2005	514,346
2006	320,654
2007	471,630
2008 Thereafter	386,391 18,684

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of interest and other financing costs, net are summarized as follows:

	Fiscal
	2001	2002	2003
	(in thousands)
Interest expense	$151,111	$132,457	$141,156	*
Interest income	(981)	(1,100)	(2,180)
Other financing costs	3,090	5,075	3,493

Total	$153,220	$136,432	$142,469

*	Includes $7.7 million extinguishment charge.

NOTE 6.    EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified stock unit retirement plan for certain employees. The total expense for these plans for fiscal 2001, 2002 and 2003 was $16.8 million, $17.8 million and $18.9 million, respectively. During fiscal 2001, 2002 and 2003, the Company contributed to the stock unit retirement plan 154,738 stock units, 149,339 stock units and 128,092 stock units, respectively, which are convertible into common stock, Class A, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $21.9 million, $21.4 million and $21.6 million for fiscal 2001, 2002 and 2003, respectively.

Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom. Pension expense related to these plans was not material to the consolidated financial statements. As of October 3, 2003, the projected benefit obligation of these plans was $96.7 million, which exceeded plan assets by $27.1 million. The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended October 3, 2003 (in thousands):

Benefit obligation, beginning	$76,793
Foreign currency translation	8,472	Fair value of plan assets, beginning	$57,381
Service cost	3,356	Foreign currency translation	6,491
Interest cost	5,793	Employer contributions	5,324
Actuarial loss (gain)	5,849	Actual return on plan assets	3,978
Benefits	(3,581)	Benefits	(3,581)

Benefit obligation, end	$96,682	Fair value of plan assets, end	$69,593

Funded status	$(27,089)	Amounts recognized in the balance sheet:
Unrecognized prior service cost	2,047	Prepaid benefit cost	$11,264
Unrecognized net loss (gain)	31,998	Accrued benefit liability	(15,662)
Unrecognized transition obligation	(45)	Minimum pension liability	11,309

Net amount recognized as prepaid	$6,911	Net amount recognized	$6,911

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 6.4% for pension expense, a weighted average discount rate of 6.3% for the funded status, a weighted average rate of compensation increase of 3.7% and a weighted average long-term rate of return on assets of 7.6%.

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended September 27, 2002 (in thousands):

Benefit obligation, beginning	$67,170
Foreign currency translation	1,575
Service cost	3,059
Interest cost	5,022
Actuarial loss (gain)	3,054
Benefits	(3,087)

Benefit obligation, end	$76,793

Funded status	$(19,412)
Unrecognized prior service cost	758
Unrecognized net loss (gain)	19,518
Unrecognized transition obligation	1,277

Net amount recognized as prepaid	$2,141

Fair value of plan assets, beginning	$61,640
Foreign currency translation	1,290
Employer contributions	1,990
Actual return on plan assets	(4,717)
Benefits	(2,822)

Fair value of plan assets, end	$57,381

Amounts recognized in the balance sheet:
Prepaid benefit cost	$7,077
Accrued benefit liability	(16,254)
Minimum pension liability	11,318

Net amount recognized	$2,141

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 7.5% for pension expense, a weighted average discount rate of 7.2% for the funded status, a weighted average rate of compensation increase of 4.6% and a weighted average long-term rate of return on assets of 8.3%.

NOTE 7.    INCOME TAXES:

The Company accounts for income taxes following the provisions of SFAS No. 109, “Accounting for Income Taxes.” SFAS No. 109 requires deferred tax assets and liabilities to be recognized for the estimated future tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities based on the enacted tax law and statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income.

The components of income from continuing operations before income taxes by source of income are as follows:

	Fiscal
	2001	2002	2003
	(in thousands)
United States	$237,764	$362,234	$373,831
Non-U.S.	24,484	30,915	35,722

	$262,248	$393,149	$409,553

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of:

	Fiscal
	2001	2002	2003
	(in thousands)
Current:
Federal	$67,045	$98,220	$81,311
State and local	12,551	15,445	14,716
Non-U.S.	9,731	10,424	10,044

	89,327	124,089	106,071

Deferred:
Federal	8,443	15,396	32,163
State and local	1,741	2,344	5,661
Non-U.S.	(2)	—	290

	10,182	17,740	38,114

	$99,509	$141,829	$144,185

Current taxes payable of $72.0 million and $68.1 million at fiscal year end 2002 and 2003, respectively, are included in “Other accrued expenses and current liabilities.” During the third quarter of fiscal 2003, the Company reduced the provision for income taxes by approximately $8.4 million, based upon the settlement of certain open tax years.

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

	Fiscal
	2001	2002	2003
	(% of pre-tax income)
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	3.5	2.9	3.2
Foreign tax benefits	(1.0)	(0.7)	0.1
Permanent book/tax differences, primarily resulting from purchase accounting*	2.8	0.8	0.4
Tax credits and other	(2.4)	(1.9)	(3.5)

Effective income tax rate	37.9%	36.1%	35.2%

*	Includes goodwill amortization in fiscal 2001.

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgement is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to the reserve that we consider appropriate, as well as related interest. This rate is also applied to our quarterly operating results. In the event that there is a significant unusual/or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A number of years may elapse before a particular tax reporting year is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the United States, the statutes for 1998 through 2003 remain open and the Internal Revenue Service is currently examining our tax returns for 1998 through 2001. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our income tax accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of our cash. Favorable resolution would be recognized as a reduction of our effective tax rate in the year of resolution.

Certain subsidiaries have accumulated state and foreign net operating loss carryforwards for which no tax benefit has been recorded based upon the uncertainty of realization. At October 3, 2003, the amount of the potential future tax benefit was approximately $21.6 million. The state and foreign net operating loss carryforwards will expire from 2004 through 2020. The company also has accumulated foreign tax credit carryforwards for which no tax benefit has been recorded due to the uncertainty of realization. At October 3, 2003, the amount of the potential foreign tax benefit was approximately $3.6 million. The foreign tax credits carryforwards will expire from 2004 through 2008.

As of September 27, 2002 and October 3, 2003, the components of deferred taxes are as follows:

	Fiscal
	2002	2003
	(in thousands)
Deferred tax liabilities:
Property and equipment	$85,054	$94,770
Inventory	9,283	30,688
Investments	24,090	22,486
Other intangible assets, including goodwill	20,678	36,009
Other	12,531	17,655

Gross deferred tax liability	151,636	201,608

Deferred tax assets:
Insurance	9,832	13,880
Employee compensation and benefits	56,407	63,921
Accruals and allowances	27,517	23,288
Other	1,461	484

Gross deferred tax asset	95,217	101,573

Net deferred tax liability	$56,419	$100,035

The net deferred tax liability at October 3, 2003 includes approximately $5.5 million of deferred tax liability related primarily to acquisitions.

NOTE 8.    CAPITAL STOCK:

On December 14, 2001, the Company completed an initial public offering (IPO) of 34.5 million shares of its Class B common stock at a price of $23.00 per share, raising approximately $742.9 million, net of issuance costs. Just prior to the completion of the IPO, old ARAMARK Corporation merged with its wholly owned subsidiary, ARAMARK Worldwide Corporation. Each outstanding ARAMARK old Class B and old Class A common share was exchanged for two shares and twenty shares, respectively, of the surviving corporation’s Class A common stock which had the effect of a two-for-one stock split. ARAMARK Worldwide’s name was changed to

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK Corporation, and it succeeded to all the assets, liabilities, rights and obligations of old ARAMARK. Upon completion of the merger, the Amended and Restated Stockholders’ Agreement was terminated and the Company’s limited obligation to repurchase shares was eliminated.

Although the Class B shares contain the same economic interests in the Company as the Class A shares, the Class A shares entitle holders to ten votes per share, while the Class B stockholders are entitled to one vote per share. After the completion of the IPO, but prior to the stock buybacks discussed below, Class A shares constituted about 83% of the total outstanding stock and about 98% of the total voting power, while the Class B shares constituted about 17% of the total outstanding shares and about 2% of the total voting power.

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

In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, as amended, the Board of Directors approved the use of up to $350 million to repurchase shares of the Company’s Class A or Class B common stock. Repurchases are made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions, and may be discontinued at any time. During fiscal 2003, the Company repurchased 9.4 million shares of Class B common stock at an aggregate cost of approximately $211.9 million, resulting in total repurchases of $282.2 million under the Stock Repurchase Program.

The ARAMARK Ownership Plan provided for the issuance of options to purchase shares of Class A common stock. Concurrent with the establishment of the ARAMARK 2001 Equity Incentive Plan (2001 EIP), as discussed below, no future stock option grants will be made under the ARAMARK Ownership Plan. The Company granted installment stock purchase opportunities under this plan which provide for the purchase of shares of Class A common stock. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company had a Deferred Payment Program, which enabled holders of installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at rates ranging from 6.75% to 9.5% and is payable when the deferred payments are due. At September 27, 2002 and October 3, 2003, the receivables from individuals under the Deferred Payment Program were $6.1 million and $2.3 million, respectively, which are reflected as a reduction of shareholders’ equity. The deferred payments are full recourse obligations and the Company holds as collateral shares purchased until the deferred payment is received from the individual by the Company. During fiscal 2001 and 2002, the Company sold for cash, without recourse, approximately $38 million and $27 million, respectively, of Deferred Payment Program notes receivable. The sales price for sales of Deferred Payment Program notes receivable sold during fiscal 2002 approximated book value. The sales price of $41 million during fiscal 2001 resulted in a gain of $2 million (net of transaction costs), which is included in “Interest and other financing costs, net.” The proceeds were used to repay borrowings under the credit facility.

On December 10, 2001, shareholders approved the 2001 EIP, which provides for the initial issuance of up to 30 million shares of either Class A or Class B common stock, with an additional 3% of the Company’s common stock outstanding as of the end of the prior calendar year becoming available under the plan on each January 1 following the adoption of the plan.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2003, 4.5 million options were granted, to purchase common stock under the 2001 EIP. The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During fiscal 2003, employees purchased approximately 6.5 million shares or $30.2 million of common stock. Also, during fiscal 2003, approximately 40.0 million Class A shares were converted to Class B shares.

As of October 3, 2003, the Company has reserved approximately 57.4 million shares of common stock for issuance, pursuant to its employee ownership and benefit programs.

The status of options under the various ownership programs follows (the number of shares and option prices reflect the merger exchange ratios that have the effect of a 2 for 1 split described above):

	Number of Shares			Average Option Price
	2001	2002	2003	2001	2002	2003
Outstanding at beginning of year	36,043,372	32,195,498	27,210,417	$5.15	$6.61	$9.90
Options granted	10,645,000	4,789,297	4,492,670	$8.87	$23.32	$22.36
Options exercised	9,193,042	7,498,853	7,013,180	$4.07	$4.96	$5.84
Canceled/forfeited	5,299,832	2,275,525	3,088,756	$5.67	$7.80	$11.80
Outstanding at end of year	32,195,498	27,210,417	21,601,151	$6.61	$9.90	$13.54
Exercisable at end of year	1,421,784	1,466,587	2,173,926	$3.38	$5.36	$15.08

At October 3, 2003, there were 21,601,151 options outstanding, of which 13,381,044 were granted prior to the IPO and 8,220,107 were granted post-IPO. The exercise prices of the pre-IPO options range from $3.33 to $9.95 per share (weighted average of $7.85 per share) with an average remaining contractual term of 1.7 years. The exercise prices of the post-IPO options range from $20.40 to $26.40 per share (weighted average of $22.80 per share) with an average remaining contractual term of 8.7 years.

NOTE 9.    ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $183.9 million and $235.1 million at September 27, 2002 and October 3, 2003, respectively, which is subject to a security interest. The agreement expires in March 2004. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At September 27, 2002 and October 3, 2003, $178.9 million and $160.7 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheet. The loss on the sale of receivables was $5.1 million in fiscal 2002 and $3.5 million in fiscal 2003, and is included in “Interest and other financing costs, net.”

NOTE 10.    COMMITMENTS AND CONTINGENCIES:

The Company has capital commitments of approximately $107.7 million at October 3, 2003 in connection with several long-term concession contracts and other purchase commitments. At October 3, 2003, the Company

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also has letters of credit outstanding in the amount of $46.3 million, and has guaranteed certain indebtedness of two investee entities in the maximum amount of $24.3 million.

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $78.7 million at October 3, 2003 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at October 3, 2003.

Rental expense for all operating leases was $130.3 million, $135.1 million and $146.7 million for fiscal 2001, 2002 and 2003, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of October 3, 2003 (in thousands):

Fiscal Year
2004	$175,949
2005	70,530
2006	57,051
2007	43,358
2008	35,126
Subsequent years	149,188

Total minimum rental obligations	$531,202

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

Negotiations are currently underway toward a settlement of certain matters related to public school food service programs, and management does not believe such settlement will have a material effect on the consolidated financial condition or results of operations. During the fourth quarter of fiscal 2001, the liability related to these matters was adjusted to reflect the current status of the settlement discussions. It is possible that future claims could be asserted related to such public school programs; however, management believes its interpretation of the applicable government regulations is correct and will defend vigorously against any such claims if asserted.

From time to time, we are a party to various legal actions involving claims incidental to the normal conduct of our business, including actions by clients, customers and employees. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11.    QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 2002 and 2003:

	Fiscal Quarter
2002	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Sales	$2,000,888	$2,037,696	$2,136,498	$2,180,925	$8,356,007
Cost of services provided	1,809,006	1,861,253	1,923,856	1,931,208	7,525,323
Other income (expense) (Note 13)	—	37,889	5,806	—	43,695
Net income	51,443	64,371	72,572	81,526	269,912
Diluted earnings per share	$0.27	$0.31	$0.35	$0.40	$1.34

	Fiscal Quarter
2003	First	Second	Third	Fourth *	Year
	(in thousands, except per share data)
Sales	$2,275,940	$2,243,306	$2,340,554	$2,588,015	$9,447,815
Cost of services provided	2,054,745	2,054,849	2,118,788	2,278,083	8,506,465
Other income (expense) (Note 13)	—	—	—	(10,700)	(10,700)
Net income	62,699	43,798	89,304	105,291	301,092
Diluted earnings per share	$0.31	$0.22	$0.45	$0.54	$1.52

*	Fiscal 2003 is a 53-week year, with the extra week included in the fourth quarter.

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

NOTE 12.    BUSINESS SEGMENTS:

The Company provides or manages services in two strategic areas: Food and Support Services and Uniform and Career Apparel, which are organized and managed in the following reportable business segments:

Food and Support Services—United States—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. As a result of the terrorist attacks of September 11th, customer locations in and around the World Trade Center were either destroyed or closed and Major League Baseball and National Football League games were postponed until fiscal 2002, adversely impacting fiscal 2001 financial results in this segment. Included in operating income in fiscal 2002 is approximately $3.2 million of business interruption proceeds related to losses incurred as a result of the September 11, 2001 terrorist attacks. Operating income in fiscal 2003 also includes business interruption proceeds related to such losses; $6 million of which was received in the second fiscal quarter, with the final payment of $32 million received in the fourth fiscal quarter. Fiscal 2003 also includes approximately $6 million of costs related to the second quarter special manager meeting to launch our “Mission One” initiatives.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Corporate—Corporate includes general corporate expenses not specifically allocated to an individual segment. Included in Corporate during fiscal 2001 is a gain of $6.6 million resulting from the redemption of preferred stock by an entity which the Company divested in fiscal 1997. Also included in Corporate in fiscal 2001 are charges related to certain litigation pertaining to a previously divested entity ($1.5 million) and merger and acquisition related costs ($0.5 million). Included in fiscal 2003 is a gain of $1.4 million representing a residual cash payment from a previous divestiture.

Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

Net property and equipment by geographic area is as follows:

	Fiscal
	2002	2003
	(in millions)
United States	$992.6	$1,088.4
International	77.3	95.9

Total	$1,069.9	$1,184.3

	Sales
	Fiscal
	2001	2002	2003
	(in millions)
Food and Support Services—United States	$4,826.2	$5,716.5	$6,545.4
Food and Support Services—International	1,109.3	1,200.8	1,423.8
Uniform and Career Apparel—Rental	995.2	1,004.2	1,030.3
Uniform and Career Apparel—Direct Marketing	438.8	434.5	448.3

Total	$7,369.5	$8,356.0	$9,447.8

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Depreciation and Amortization*
	Fiscal
	2001	2002	2003
	(in millions)
Food and Support Services—United States	$127.3	$147.0	$170.0
Food and Support Services—International	19.0	20.4	26.1
Uniform and Career Apparel—Rental	48.3	46.6	53.8
Uniform and Career Apparel—Direct Marketing	17.9	13.6	12.3
Corporate	2.1	2.0	0.7

Total	$214.6	$229.6	$262.9

*	Includes goodwill amortization in fiscal 2001. See Note 4.

	Operating Income
	Fiscal
	2001	2002	2003
	(in millions)
Food and Support Services—United States	$264.7	$326.7	$394.3
Food and Support Services—International	39.4	46.3	60.2
Uniform and Career Apparel—Rental	119.7	121.9	111.9
Uniform and Career Apparel—Direct Marketing	15.6	22.6	26.4

	439.4	517.5	592.8
Corporate	(23.9)	(31.6)	(30.1)
Other income (expense) (Note 13)	—	43.7	(10.7)

Operating income	415.5	529.6	552.0
Interest and other financing costs, net	(153.3)	(136.5)	(142.5)

Income before income taxes	$262.2	$393.1	$409.5

	Capital Expenditures			Identifiable Assets
	Fiscal			Fiscal
	2001	2002	2003	2002	2003
	(in millions)			(in millions)
Food and Support Services—United States	$94.0	$241.0	$184.5	$2,239.1	$2,544.7
Food and Support Services—International	31.2	25.5	34.9	435.5	561.8
Uniform and Career Apparel—Rental	72.8	66.1	84.8	896.0	970.7
Uniform and Career Apparel—Direct Marketing	7.8	4.6	4.3	280.1	277.5
Corporate	0.2	0.2	0.3	136.0	112.9

	$206.0	$337.4	$308.8	$3,986.7	$4,467.6

NOTE 13.    OTHER INCOME:

In the second quarter of fiscal 2002, the Company sold its interests in the Boston Red Sox Baseball Club and a related entity, which controls the rights to broadcast Red Sox games. The sale resulted in a pre-tax gain of approximately $37.9 million. In the third quarter of fiscal 2002, the Company recorded a pre-tax net gain of $5.8 million, consisting of a gain ($7.4 million) on the sale of a residual interest in a previously divested business and charges ($1.6 million) incurred in connection with initiating the shareholder stock sale program in June 2002. During the fourth quarter of fiscal 2003, the Company reached agreement for the sale of its 15% interest in a

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

previously divested periodicals distribution business to the majority shareholder, and wrote down this investment to the expected recoverable amount, resulting in a pre-tax charge of $10.7 million. These pre-tax amounts are presented in “Other income (expense)” in the consolidated statements of income.

NOTE 14.    SUBSEQUENT EVENT:

On November 11, 2003, the Board of Directors of ARAMARK Corporation declared a dividend in the amount of $0.05 per share, payable on December 12, 2003 to holders of record of the Company’s Class A and Class B common stock at the close of business on November 24, 2003.

NOTE 15.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt, described in Note 5, and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.7 billion as of October 3, 2003. See Note 5. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 27, 2002

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

October 3, 2003

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$40.5	$3.9	$0.1	$—	$44.5
Receivables	462.9	200.8	0.1	—	663.8
Inventories, at lower of cost or market	112.4	318.3	—	—	430.7
Prepayments and other current assets	70.1	15.3	2.3	—	87.7

Total current assets	685.9	538.3	2.5	—	1,226.7

Property and Equipment, net	448.6	733.3	2.4	—	1,184.3
Goodwill	957.6	465.0	—	—	1,422.6
Intercompany Receivable	1,452.7	765.8	—	(2,218.5)	—
Investment in Subsidiaries	—	—	2,536.7	(2,536.7)	—
Other Intangible Assets	237.4	56.9	—	—	294.3
Other Assets	237.3	99.8	2.6	—	339.7

	$4,019.5	$2,659.1	$2,544.2	$(4,755.2)	$4,467.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$13.5	$4.7	$—	$—	$18.2
Accounts payable	410.1	98.2	21.5	—	529.8
Accrued expenses and other liabilities	621.2	235.2	11.4	—	867.8

Total current liabilities	1,044.8	338.1	32.9	—	1,415.8

Long-Term Borrowings	1,700.8	10.9	—	—	1,711.7
Deferred Income Taxes and Other Noncurrent Liabilities	185.0	96.5	19.6	—	301.1
Intercompany Payable	326.6	439.2	1,452.7	(2,218.5)	—
Shareholders’ Equity	762.3	1,774.4	1,039.0	(2,536.7)	1,039.0

	$4,019.5	$2,659.1	$2,544.2	$(4,755.2)	$4,467.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended September 28, 2001

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$4,783.2	$2,586.3	$—	$—	$7,369.5
Equity in Net Income of Subsidiaries	—	—	176.5	(176.5)	—
Management Fee Income	—	—	32.6	(32.6)	—

	4,783.2	2,586.3	209.1	(209.1)	7,369.5
Costs and Expenses:
Cost of services provided	4,488.1	2,172.1	—	(26.9)	6,633.3
Depreciation and amortization	97.7	116.5	—	0.4	214.6
Selling and general corporate expenses	53.2	26.5	26.6	(0.1)	106.2

	4,639.0	2,315.1	26.6	(26.6)	6,954.1

Operating Income	144.2	271.2	182.5	(182.5)	415.4
Interest and Other Financing Costs, net:
Interest expense, net	147.1	0.1	6.0	—	153.2
Intercompany interest, net	(33.8)	39.8	—	(6.0)	—

Interest and Other Financing Costs, net	113.3	39.9	6.0	(6.0)	153.2

Income from continuing operations before income taxes	30.9	231.3	176.5	(176.5)	262.2
Provision for Income Taxes	16.5	83.0	—	—	99.5

Income from continuing operations	14.4	148.3	176.5	(176.5)	162.7
Income from discontinued operations, net	—	13.8	—	—	13.8

Net Income	$14.4	$162.1	$176.5	$(176.5)	$176.5

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended September 27, 2002

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$5,756.1	$2,599.9	$—	$—	$8,356.0
Equity in Net Income of Subsidiaries	—	—	269.9	(269.9)	—
Management Fee Income	—	—	34.2	(34.2)	—

	5,756.1	2,599.9	304.1	(304.1)	8,356.0
Costs and Expenses:
Cost of services provided	5,380.4	2,178.0	—	(33.0)	7,525.4
Depreciation and amortization	123.4	104.6	—	1.6	229.6
Selling and general corporate expenses	57.5	27.9	29.6	0.2	115.2
Other income, net (Note 12)	(37.9)	(7.4)	1.6	—	(43.7)

	5,523.4	2,303.1	31.2	(31.2)	7,826.5

Operating Income	232.7	296.8	272.9	(272.9)	529.5
Interest and Other Financing Costs, net:
Interest expense, net	133.0	0.4	3.0	—	136.4
Intercompany interest, net	(23.7)	26.7	—	(3.0)	—

Interest and Other Financing Costs, net	109.3	27.1	3.0	(3.0)	136.4

Income from continuing operations before income taxes	123.4	269.7	269.9	(269.9)	393.1
Provision for Income Taxes	46.0	95.8	—	—	141.8

Income from continuing operations	77.4	173.9	269.9	(269.9)	251.3
Income from discontinued operations, net	—	18.6	—	—	18.6

Net Income	$77.4	$192.5	$269.9	$(269.9)	$269.9

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended October 3, 2003

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$6,731.2	$2,716.6	$—	$—	$9,447.8
Equity in Net Income of Subsidiaries	—	—	301.1	(301.1)	—
Management Fee Income	—	—	31.0	(31.0)	—

	6,731.2	2,716.6	332.1	(332.1)	9,447.8
Costs and Expenses:
Cost of services provided	6,287.8	2,249.2	—	(30.5)	8,506.5
Depreciation and amortization	149.6	113.0	—	0.3	262.9
Selling and general corporate expenses	55.0	30.5	30.1	0.1	115.7
Other income, net	—	10.7	—	—	10.7

	6,492.4	2,403.4	30.1	(30.1)	8,895.8

Operating income	238.8	313.2	302.0	(302.0)	552.0
Interest and Other Financing Costs, net:
Interest expense, net	140.5	1.0	0.9	—	142.4
Intercompany interest, net	(39.4)	40.3	—	(0.9)	—

Interest and Other Financing Costs, net	101.1	41.3	0.9	(0.9)	142.4

Income from continuing operations before income taxes	137.7	271.9	301.1	(301.1)	409.6
Provision for Income Taxes	51.6	92.6	—	—	144.2

Income from continuing operations	86.1	179.3	301.1	(301.1)	265.4
Income from discontinued operations, net	—	35.7	—	—	35.7

Net Income	$86.1	$215.0	$301.1	$(301.1)	$301.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended September 28, 2001

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$233.0	$252.6	$(43.8)	$—	$441.8
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(89.8)	(110.5)	(0.2)	—	(200.5)
Disposals of property and equipment	6.2	6.3	—	—	12.5
Proceeds from the sale of investments	—	8.2	—	—	8.2
Acquisition of certain businesses, net of cash acquired	(49.0)	(29.5)	—	—	(78.5)
Other investing activities	(8.3)	19.1	(0.3)	—	10.5

Net cash used in investing activities from continuing operations	(140.9)	(106.4)	(0.5)	—	(247.8)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	21.3	6.6	—	—	27.9
Payment of long-term borrowings	(218.1)	(2.3)	—	—	(220.4)
Proceeds from issuance of common stock	—	—	31.5	—	31.5
Repurchase of stock	—	—	(55.1)	—	(55.1)
Change in intercompany, net	103.5	(171.5)	68.0	—	—
Other financing activities	(1.0)	—	—	—	(1.0)

Net cash provided by (used in) financing activities from continuing operations	(94.3)	(167.2)	44.4	—	(217.1)

Net cash provided by discontinued operations	—	23.3	—	—	23.3
Increase (decrease) in cash and cash equivalents	(2.2)	2.3	0.1	—	0.2
Cash and cash equivalents, beginning of period	19.5	4.8	0.3	—	24.6

Cash and cash equivalents, end of period	$17.3	$7.1	$0.4	$—	$24.8

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended September 27, 2002

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$373.0	$238.3	$(33.3)	$—	$578.0
Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(111.0)	(119.5)	(0.1)	—	(230.6)
Disposals of property and equipment	13.4	2.6	—	—	16.0
Proceeds from sale of investments	68.8	8.2	—	—	77.0
Divestiture of certain businesses	3.5	—	—	—	3.5
Acquisition of certain businesses, net of cash acquired	(899.9)	(27.5)	—	—	(927.4)
Other investing activities	17.0	13.3	(0.2)	—	30.1

Net cash used in investing activities from continuing operations	(908.2)	(122.9)	(0.3)	—	(1,031.4)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	1,205.9	(0.6)	—	—	1,205.3
Payment of long-term borrowings	(1,028.9)	(3.1)	—	—	(1,032.0)
Proceeds from issuance of common stock	—	—	771.2	—	771.2
Repurchase of stock	—	—	(499.4)	—	(499.4)
Change in intercompany, net	366.5	(130.6)	(235.9)	—	—
Other financing activities	(6.5)	—	(2.6)	—	(9.1)

Net cash provided by (used in) financing activities from continuing operations	537.0	(134.3)	33.3	—	436.0

Net cash provided by discontinued operations	—	24.2	—	—	24.2
Increase (decrease) in cash and cash equivalents	1.8	5.3	(0.3)	—	6.8
Cash and cash equivalents, beginning of period	17.3	7.1	0.4	—	24.8

Cash and cash equivalents, end of period	$19.1	$12.4	$0.1	$—	$31.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 3, 2003

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$281.1	$347.5	$(22.4)	$—	$606.2

Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(151.7)	(115.2)	(0.2)	—	(267.1)
Disposals of property and equipment	19.5	8.7	—	—	28.2
Divestiture of certain businesses	—	248.1	—	—	248.1
Acquisition of certain businesses, net of cash acquired	(226.6)	(31.5)	—	—	(258.1)
Other investing activities	(11.3)	(9.0)	—	—	(20.3)

Net cash provided by (used in) investing activities from continuing operations	(370.1)	101.1	(0.2)	—	(269.2)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	129.7	(16.5)	—	—	113.2
Payment of long-term borrowings	(275.2)	11.4	—	—	(263.8)
Proceeds from issuance of common stock	—	—	21.3	—	21.3
Repurchase of stock	—	—	(212.5)	—	(212.5)
Change in intercompany, net	256.7	(466.6)	209.9	—	—
Other financing activities	(0.8)	—	3.8	—	3.0

Net cash provided by (used in) financing activities from continuing operations	110.4	(471.7)	22.5	—	(338.8)

Net cash provided by discontinued operations	—	14.7	—	—	14.7
Increase (decrease) in cash and cash equivalents	21.4	(8.4)	(0.1)	—	12.9
Cash and cash equivalents, beginning of period	19.1	12.3	0.2	—	31.6

Cash and cash equivalents, end of period	$40.5	$3.9	$0.1	$—	$44.5

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ARAMARK CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended September 28, 2001, September 27, 2002 and October 3, 2003

	Balance, Beginning of Fiscal Year	Additions			Balance, End of Fiscal Year
Description		Acquisition of Businesses	Charged to Income	Deductions from Reserves(1)
	(in thousands)
Fiscal Year 2001
Reserve for doubtful accounts, advances & current notes receivable	$23,538	$—	$12,915	$14,833	$21,620

Fiscal Year 2002
Reserve for doubtful accounts, advances & current notes receivable	$21,620	$9,638	$12,689	$13,308	$30,639

Fiscal Year 2003
Reserve for doubtful accounts, advances & current notes receivable	$30,639	$1,143	$17,475	$19,560	$29,697

(1)	Allowances granted and amounts determined not to be collectible.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Assistant Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2	Agreement and Plan of Merger Agreement dated as of November 14, 2001 between ARAMARK Corporation and ARAMARK Worldwide Corporation (incorporated by reference to Annex A to ARAMARK Corporation’s Registration Statement on Form S-4 filed with the Commission on November 15, 2001, pursuant to the Securities Act).

3.1	Amended and Restated Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

3.2	Bylaws of ARAMARK Corporation.*

4.1	Form of stock certificate for Class B common stock (incorporated by reference to Exhibit 4.8 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on October 9, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.2	Form of stock certificate for Class A-1, Class A-2, Class A-3, Class B-1, Class B-2 and Class B-3 common stock (incorporated by reference to Exhibit 4.9 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on October 9, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.3	Form of Rights Agreement (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.4	Form of Registration Rights Agreement among ARAMARK Worldwide Corporation (now ARAMARK Corporation) and Joseph Neubauer and each of the other holders listed on Schedule 1 thereto (incorporated by reference to Exhibit 4.13 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.5	Form of 1991 Subordinated Indenture, between ARAMARK Corporation and The Bank of New York, as trustee, relating to the subordinated securities (incorporated by reference to Exhibit (4)(a) to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357)).

4.6	Form of 1991 Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and The Bank of New York, as trustee, relating to the guaranteed securities (incorporated by reference to Exhibit (4)(b) to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357)).

4.7	Form of Debt Indenture, between ARAMARK Corporation and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.8	Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

Long-term debt instruments authorizing debt that does not exceed 10% of the total consolidated assets of ARAMARK are not filed herewith but will be furnished on request of the Commission.

1

10.1	1999 Employment Agreement with Joseph Neubauer (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on November 24, 1999, pursuant to the Exchange Act (File No. 001-08827)).**

10.2	Form of Amendment No. 1 to Employment Agreement among ARAMARK Corporation, ARAMARK Worldwide Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.7 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.3	Form of Agreement relating to employment and post-employment competition with William Leonard (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.4	Form of Agreement relating to employment and post-employment competition with L. Frederick Sutherland (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.5	Form of Agreement relating to employment and post-employment competition with Brian G. Mulvaney (incorporated by reference to Exhibit 10.4 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.6	Form of Agreement relating to employment and post-employment competition with John J. Zillmer (incorporated by reference to Exhibit 10.5 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.7	Form of Agreement relating to employment and post-employment competition with Bart J. Colli (incorporated by reference to Exhibit 10.13 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 7, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.8	Credit and Guaranty Agreement dated January 7, 1998 and amendments thereto dated May 7, 1998 and September 10, 1998 (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on November 25, 1998, pursuant to the Exchange Act (File No. 001-08827)).

10.9	Amendment No. 2 to the Credit and Guaranty Agreement dated August 13, 2001 (incorporated by reference to Exhibit 10.8 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.10	Amendment No. 3 to the Credit and Guaranty Agreement dated November 9, 2001, (incorporated by reference to Exhibit 10.12 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 15, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.11	Amendment No. 4 to the Credit and Guaranty Agreement dated September 16, 2003 among ARAMARK Services, Inc., ARAMARK Uniform Services Group, Inc. and ARAMARK Corporation, the Banks party thereto and JP Morgan Chase Banks, as Agents.*

10.12	Letter Agreement dated February 12, 2001 between ARAMARK Corporation and James E. Ksansnak (incorporated by reference to Exhibit 10.9 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.13	Master Distribution Agreement dated as of February 1, 2002, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2002, pursuant to the Exchange Act (File No. 001-08827)). †

2

10.14	Purchase Agreement between The ServiceMaster Company and ARAMARK Corporation, dated as of October 3, 2001, (incorporated by reference to Exhibit 10.11 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.15	Stock Purchase Agreement dated March 3, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.16	First Amendment to Stock Purchase Agreement dated March 14, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.17	Second Amendment to Stock Purchase Agreement, dated May 9, 2003, among Knowledge Schools, Inc., Knowledge Learning Corporation formerly known as Children’s Discovery Centers of America, Inc., ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.18	Agreement Relating to Employment and Post-Employment Competition with Timothy P. Cost (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).**

10.19	Form of Stock Repurchase Agreement by ARAMARK Worldwide Corporation and U.S. Trust Company, National Association, in its capacity as trustee for the ARAMARK Retirement Savings Plan for Salaried Employees and for the ARAMARK Uniform and Career Apparel Group Retirement Savings Plan (incorporated by reference to Exhibit 10.14 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.20	Bridge Loan Agreement dated November 30, 2001 among ARAMARK Services, Inc., ARAMARK Corporation, as Parent Guarantor, the Lenders listed therein and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10.15 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 7, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.21	ARAMARK 2001 Equity Incentive Plan (incorporated by reference to Annex E to ARAMARK Corporation’s Registration Statement on Form S-4 filed with the Commission on November 16, 2001, pursuant to the Securities Act (Registration No. 333-65228)).**

10.22	Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan.* **

10.23	ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.24	ARAMARK Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89118)).**

10.25	ARAMARK Corporation Combined Stock Ownership Plan for Employees (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on December 17, 2001, pursuant to the Securities Act (Registration No. 333-53163)).**

3

10.26	ARAMARK Corporation 1996 Directors Stock Ownership Plan (incorporated by reference to Exhibit 10.21 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on November 27, 2002, pursuant to the Exchange Act (File No. 001-16807)). **

10.27	Employment Agreement dated October 27, 2003 between ARAMARK Corporation and Joseph Neubauer.* **

10.28	Employment Agreement dated October 27, 2003 between ARAMARK Corporation and William Leonard.* **

12	Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of ARAMARK Corporation.*

23	Consent of KPMG LLP.*

24	Power of Attorney (included on the signature page hereto).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Reconciliation of non-GAAP financial measures.*

†	Portions omitted pursuant to a request for confidential treatment.
*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

4