Form 10-Q
period 2004-01-02
ARAMARK CORP/DE
filed 2004-02-13
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 2, 2004	Commission file number 001-16807

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-3086414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ARAMARK Tower 1101 Market Street Philadelphia, Pennsylvania	19107
(Address of principal executive offices)	(Zip Code)

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

Class A common stock outstanding at January 30, 2004: 83,101,939 shares

Class B common stock outstanding at January 30, 2004: 104,958,848 shares

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

ASSETS

	January 2, 2004	October 3, 2003
Current Assets:
Cash and cash equivalents	$34,119	$44,475
Receivables	682,717	663,750
Inventories, at lower of cost or market	428,871	430,672
Prepayments and other current assets	72,422	87,695

Total current assets	1,218,129	1,226,592

Property and Equipment, net	1,168,809	1,184,320
Goodwill	1,458,633	1,422,639
Other Intangible Assets	269,038	294,290
Other Assets	374,835	339,736

	$4,489,444	$4,467,577

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$36,718	$18,176
Accounts payable	420,726	529,830
Accrued expenses and other liabilities	706,326	867,783

Total current liabilities	1,163,770	1,415,789

Long-Term Borrowings	1,921,240	1,711,705
Deferred Income Taxes and Other Noncurrent Liabilities	304,984	301,111
Shareholders’ Equity:
Class A common stock, par value $.01	1,016	1,044
Class B common stock, par value $.01	1,163	1,116
Capital surplus	938,039	910,562
Earnings retained for use in the business	912,269	854,129
Accumulated other comprehensive income	16,120	3,940
Treasury stock	(769,157)	(731,819)

Total shareholders’ equity	1,099,450	1,038,972

	$4,489,444	$4,467,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	January 2, 2004	December 27, 2002

Sales	$2,458,857	$2,275,940

Costs and Expenses:
Cost of services provided	2,221,504	2,054,744
Depreciation and amortization	69,532	62,292
Selling and general corporate expenses	30,400	30,398

	2,321,436	2,147,434

Operating income	137,421	128,506

Interest and Other Financing Costs, net	29,259	35,151

Income from continuing operations before income taxes	108,162	93,355
Provision for Income Taxes	40,810	34,939

Income from continuing operations	67,352	58,416

Income from discontinued operations, net	—	4,283

Net income	$67,352	$62,699

Earnings Per Share—Basic:
Income from continuing operations	$.36	$.31
Net income	$.36	$.33

Earnings Per Share—Diluted:
Income from continuing operations	$.35	$.29
Net income	$.35	$.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended
	January 2, 2004	December 27, 2002

Cash flows from operating activities from continuing operations:
Income from continuing operations	$67,352	$58,416
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	69,532	62,292
Income taxes deferred	6,488	6,227
Changes in noncash working capital	(289,249)	(168,704)
Net proceeds from sale of receivables	16,300	47,500
Other operating activities	(12,839)	(3,244)

Net cash provided by (used in) operating activities from continuing operations	(142,416)	2,487

Cash flows from investing activities from continuing operations:
Purchases of property and equipment and client contract investments	(69,389)	(63,924)
Disposals of property and equipment	5,764	11,635
Proceeds from sale of investment	8,500	—
Acquisition of certain businesses, net of cash acquired	(4,298)	(169,467)
Other investing activities	390	(3,236)

Net cash used in investing activities from continuing operations	(59,033)	(224,992)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	258,598	293,960
Payment of long-term borrowings	(31,243)	(41,131)
Proceeds from issuance of common stock	4,787	757
Repurchase of stock	(32,793)	(40,129)
Payment of dividend	(9,212)	—
Other financing activities	956	578

Net cash provided by financing activities from continuing operations	191,093	214,035

Net cash provided by discontinued operations	—	4,691

Decrease in cash and cash equivalents	(10,356)	(3,779)
Cash and cash equivalents, beginning of period	44,475	31,572

Cash and cash equivalents, end of period	$34,119	$27,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period balances have been reclassified to conform to the current period classification. The effect was not material. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of our business activities and the possibility of changes in general economic conditions.

(2)	DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2003, the Company executed a definitive agreement for the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation, Inc. for approximately $250 million in cash. The sale closed on May 9, 2003, and resulted in an after-tax gain of $23.6 million.

AER is accounted for as a discontinued operation in the accompanying financial statements in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations and cash flows have been removed from the Company’s results of continuing operations for fiscal 2003. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations for fiscal 2003 is as follows:

Three Months Ended
December 27, 2002
(in thousands)
Sales	$111,706

Income before income taxes	$7,184
Income tax provision	(2,901)

Income from discontinued operations, net	$4,283

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of $28.7 million and $29.2 million and income tax payments of $51.8 million and $43.1 million during the first three months of fiscal 2004 and 2003, respectively. During the first quarter of fiscal 2004, the Company completed the sale of its interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. During the first quarter of fiscal 2003, the Company received business interruption proceeds of approximately $1.3 million.

(4)	COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $79.5 million and $69.2 million for the three months ended January 2, 2004 and December 27, 2002, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	CAPITAL STOCK:

During the first three months of fiscal 2004, 0.5 million options were granted, to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first three months of fiscal 2004, employees purchased approximately 1.9 million shares of common stock for $16.5 million, of which $5.2 million was satisfied through the exchange of previously-owned shares. Approximately $6.5 million of the consideration was received in early January 2004. Also, during the first three months of fiscal 2004, approximately 3.6 million Class A shares were converted to Class B shares.

During the first quarter of fiscal 2004, the Company repurchased 1.2 million shares of Class B common stock at an aggregate cost of approximately $32.1 million, leaving approximately $36 million available for common stock repurchases under the then existing Board of Director authorization. At its February 3, 2004 meeting, the Board of Directors authorized an increase of $150 million to the repurchase program.

During the first quarter of fiscal 2004, the Company paid a cash dividend of $0.05 per share, which totaled $9.2 million. At its February 3, 2004 meeting, the Board of Directors declared a dividend in the amount of $0.05 per share, payable on March 3, 2004 to holders of record of the Company’s Class A and Class B common stock at the close of business on February 17, 2004.

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	October 3, 2003	Acquisitions	Translation and Other	January 2, 2004

Food and Support Services—United States	$1,053,394	$22,913	$—	$1,076,307

Food and Support Services—International	85,278	1,990	2,427	89,695

Uniform and Career Apparel—Rental	174,548	8,664	—	183,212

Uniform and Career Apparel—Direct Marketing	109,419	—	—	109,419

	$1,422,639	$33,567	$2,427	$1,458,633

During the first quarter of fiscal 2004, a final adjustment of approximately $18 million was recorded to increase goodwill, of which approximately $16 million reduced the amount initially allocated to intangible assets acquired with the Fine Host acquisition, reflecting the results of an independent appraisal of these assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED):

Other intangible assets consist of (in thousands):

	January 2, 2004			October 3, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$440,306	$(177,414)	$262,892	$444,712	$(160,000)	$284,712
Other	21,345	(15,199)	6,146	23,248	(13,670)	9,578

	$461,651	$(192,613)	$269,038	$467,960	$(173,670)	$294,290

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $2.6 million were acquired during the first three months of fiscal 2004. Amortization of intangible assets for the first three months of fiscal 2004 was approximately $11.8 million. Amortization for the first three months of fiscal 2003 was approximately $12.1 million, which included $1.2 million related to the writeoff of certain contract assets.

(7)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended
	January 2, 2004	December 27, 2002
	(in thousands, except per share data)
Earnings:
Income from continuing operations	$67,352	$58,416

Net income	$67,352	$62,699

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	187,536	190,194
Impact of potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	6,324	8,983

Total common shares used in diluted earnings per share calculations	193,860	199,177

Basic earnings per common share:
Income from continuing operations	$.36	$.31

Net income	$.36	$.33

Diluted earnings per common share:
Income from continuing operations	$.35	$.29

Net income	$.35	$.31

Options to purchase 526,400 shares were outstanding at January 2, 2004, but were not included in the computation of diluted earnings per common share, as the effect would have been antidilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	EARNINGS PER SHARE (CONTINUED):

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

	Three Months Ended
	January 2, 2004	December 27, 2002
	(in thousands, except per share data)
Net Income
As reported	$67,352	$62,699
Pro forma	$64,351	$60,018

Earnings per share
As reported:
Basic	$.36	$.33
Diluted	$.35	$.31
Pro forma:
Basic	$.34	$.32
Diluted	$.33	$.30

(8)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” The Company utilizes derivative financial instruments, such as interest rate swaps and forward exchange contract agreements, to manage changes in market conditions related to debt obligations and foreign currency exposures. As of January 2, 2004, the Company had $100 million of interest rate swap agreements, which were designated as cash flow hedging instruments, fixing the rate on a like amount of variable borrowings, and $500 million of swap agreements designated as fair-value hedging instruments. There were no material forward exchange contract agreements outstanding as of January 2, 2004.

The Company recognizes all derivatives on the balance sheet at fair value at the end of each quarter. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first three months of fiscal 2004 and 2003, respectively, credits of approximately $0.1 million (net of tax) and $0.6 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of January 2, 2004, there were approximately $0.7 million of net unrealized losses related to interest rate swaps included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of January 2, 2004, approximately $11.5 million has been included in “Other assets,” with an offsetting increase in “Long-term borrowings” in the condensed consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first three months of fiscal 2004 and 2003 was not material. The counterparties to the above derivative agreements are major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $216.0 million and $235.1 million at January 2, 2004 and October 3, 2003, respectively, which is subject to a security interest. The agreement expires in March 2004, however, based on current discussions, management expects that the facility will be renewed on substantially the same terms. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At January 2, 2004 and October 3, 2003, respectively, $177.0 million and $160.7 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $0.7 million and $1.1 million for the first three months of fiscal 2004 and 2003, respectively, and is included in “Interest and other financing costs, net.”

(10)	SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended
Sales	January 2, 2004	December 27, 2002
	(in thousands)
Food and Support Services—United States	$1,661,417	$1,556,317
Food and Support Services—International	414,514	335,727
Uniform and Career Apparel—Rental	255,815	254,664
Uniform and Career Apparel—Direct Marketing	127,111	129,232

	$2,458,857	$2,275,940

	Three Months Ended
Operating Income	January 2, 2004	December 27, 2002
	(in thousands)
Food and Support Services—United States	$89,653	$84,938
Food and Support Services—International	16,221	13,958
Uniform and Career Apparel—Rental	28,920	27,492
Uniform and Career Apparel—Direct Marketing	11,451	9,928

	146,245	136,316
Corporate	(8,824)	(7,810)

Operating Income	137,421	128,506
Interest Expense, net	29,259	35,151

Income Before Income Taxes	$108,162	$93,355

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	ACQUISITIONS:

During fiscal 2003, the Company acquired three regional uniform rental companies for a total of approximately $27 million in cash. The Company’s pro forma results of operations for the first three months of fiscal 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the period. On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of the assets of Fine Host Corporation, a food service management company, for approximately $95 million. The results of Fine Host have been included starting in the second quarter of fiscal 2003. These acquisitions were funded through borrowings under the revolving credit facility. The proforma results of operations for the first three months of fiscal 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the period. Subsequent to January 2, 2004, the Company acquired a UK foodservice business for approximately 46 million GBP.

(12)	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement expands employers’ disclosure requirements about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost. The Statement is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this statement (see Note 7) and can elect to adopt any of the three transitional recognition provisions of this statement prior to the end of the 2004 fiscal year.

(13)	FINANCING ACTIVITIES:

During the first quarter of fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note bears interest at Yen LIBOR + .75% and matures in October 2006. This note has been designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services, Inc.

(14)	COMMITMENTS AND CONTINGENCIES:

The Company has guaranteed certain indebtedness of an investee entity in the maximum amount of $9 million. Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $77.3 million at January 2, 2004 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at January 2, 2004.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(14)	COMMITMENTS AND CONTINGENCIES (CONTINUED):

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers and employees, including under federal and state employment laws and wage and hour laws. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

(15)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.0 billion as of January 2, 2004. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

January 2, 2004

(In Millions)

ASSETS

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$26.5	$7.5	$0.1	$—	$34.1
Receivables	466.8	209.3	6.6	—	682.7
Inventories, at lower of cost or market	111.3	317.6	—	—	428.9
Prepayments and other current assets	69.4	2.0	1.0	—	72.4

Total current assets	674.0	536.4	7.7	—	1,218.1

Property and Equipment, net	438.6	727.9	2.3	—	1,168.8
Goodwill	980.1	478.5	—	—	1,458.6
Other Intangible Assets	213.8	55.3	—	—	269.1
Intercompany Receivable	1,473.5	765.8	—	(2,239.3)	—
Investment in Subsidiaries	—	—	2,616.5	(2,616.5)	—
Other Assets	273.3	99.0	2.5	—	374.8

	$4,053.3	$2,662.9	$2,629.0	$(4,855.8)	$4,489.4

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$31.8	$5.0	$—	$—	$36.8
Accounts payable	327.4	66.2	27.1	—	420.7
Accrued expenses and other liabilities	520.2	177.1	9.0	—	706.3

Total current liabilities	879.4	248.3	36.1	—	1,163.8

Long-Term Borrowings	1,910.2	11.0	—	—	1,921.2
Deferred Income Taxes and Other Noncurrent Liabilities	189.5	95.5	20.0	—	305.0
Intercompany Payable	264.8	501.0	1,473.5	(2,239.3)	—
Shareholders’ Equity	809.4	1,807.1	1,099.4	(2,616.5)	1,099.4

	$4,053.3	$2,662.9	$2,629.0	$(4,855.8)	$4,489.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

October 3, 2003

(In Millions)

ASSETS

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$40.5	$3.9	$0.1	$—	$44.5
Receivables	462.9	200.8	0.1	—	663.8
Inventories, at lower of cost or market	112.4	318.3	—	—	430.7
Prepayments and other current assets	70.1	15.3	2.3	—	87.7

Total current assets	685.9	538.3	2.5	—	1,226.7

Property and Equipment, net	448.6	733.3	2.4	—	1,184.3
Goodwill	957.6	465.0	—	—	1,422.6
Other Intangible Assets	237.4	56.9	—	—	294.3
Intercompany Receivable	1,452.7	765.8	—	(2,218.5)	—
Investment in Subsidiaries	—	—	2,536.7	(2,536.7)	—
Other Assets	237.3	99.8	2.6	—	339.7

	$4,019.5	$2,659.1	$2,544.2	$(4,755.2)	$4,467.6

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Current maturities of long-term borrowings	$13.5	$4.7	$—	$—	$18.2
Accounts payable	410.1	98.2	21.5	—	529.8
Accrued expenses and other liabilities	621.2	235.2	11.4	—	867.8

Total current liabilities	1,044.8	338.1	32.9	—	1,415.8

Long-Term Borrowings	1,700.8	10.9	—	—	1,711.7
Deferred Income Taxes and Other Noncurrent Liabilities	185.0	96.5	19.6	—	301.1
Intercompany Payable	326.6	439.2	1,452.7	(2,218.5)	—
Shareholders’ Equity	762.3	1,774.4	1,039.0	(2,536.7)	1,039.0

	$4,019.5	$2,659.1	$2,544.2	$(4,755.2)	$4,467.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended January 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$1,847.6	$611.3	$—	$—	$2,458.9
Equity in Net Income of Subsidiaries	—	—	67.4	(67.4)	—
Management Fee Income	—	—	8.2	(8.2)	—

	1,847.6	611.3	75.6	(75.6)	2,458.9
Costs and Expenses:
Cost of services provided	1,715.8	514.0	—	(8.3)	2,221.5
Depreciation and amortization	40.2	29.2	—	0.1	69.5
Selling and general corporate expenses	14.4	7.8	8.0	0.2	30.4

	1,770.4	551.0	8.0	(8.0)	2,321.4

Operating Income	77.2	60.3	67.6	(67.6)	137.5

Interest, net:
Interest expense, net	28.8	0.3	0.2	—	29.3
Intercompany interest, net	(9.0)	9.2	—	(0.2)	—

Interest Expense, net	19.8	9.5	0.2	(0.2)	29.3

Income before income taxes	57.4	50.8	67.4	(67.4)	108.2
Provision for Income Taxes	20.8	20.0	—	—	40.8

Net Income	$36.6	$30.8	$67.4	$(67.4)	$67.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 27, 2002

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$1,663.6	$612.3	$—	$—	$2,275.9
Equity in Net Income of Subsidiaries	—	—	62.7	(62.7)	—
Management Fee Income	—	—	7.3	(7.3)	—

	1,663.6	612.3	70.0	(70.0)	2,275.9

Costs and Expenses:
Cost of services provided	1,541.2	520.6	—	(7.1)	2,054.7
Depreciation and amortization	34.9	27.4	—	—	62.3
Selling and general corporate expenses	14.9	8.4	7.0	0.1	30.4

	1,591.0	556.4	7.0	(7.0)	2,147.4

Operating income	72.6	55.9	63.0	(63.0)	128.5

Interest and Other Financing Costs, net:
Interest expense, net	34.6	0.3	0.3	—	35.2
Intercompany interest, net	(8.9)	9.2	—	(0.3)	—

Interest and Other Financing Costs, net	25.7	9.5	0.3	(0.3)	35.2

Income from continuing operations before income taxes	46.9	46.4	62.7	(62.7)	93.3
Provision for Income Taxes	16.4	18.5	—	—	34.9

Income from continuing operations	30.5	27.9	62.7	(62.7)	58.4
Income from discontinued operations, net	—	4.3	—	—	4.3

Net Income	$30.5	$32.2	$62.7	$(62.7)	$62.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended January 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(112.5)	$(35.7)	$5.7	$—	$(142.5)

Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(31.0)	(38.4)	—	—	(69.4)
Disposals of property and equipment	3.9	1.9	—	—	5.8
Net proceeds from sale of investments	—	8.5	—	—	8.5
Acquisition of certain businesses, net	1.4	(5.7)	—	—	(4.3)
Other investing activities	(8.3)	8.7	—	—	0.4

Net cash used in investing activities	(34.0)	(25.0)	—	—	(59.0)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	257.3	1.3	—	—	258.6
Payment of long-term borrowings	(30.3)	(0.9)	—	—	(31.2)
Repurchase of stock	—	—	(32.8)	—	(32.8)
Proceeds from issuance of common stock	—	—	4.7	—	4.7
Change in intercompany, net	(95.4)	64.0	31.4	—	—
Payment of dividend	—	—	(9.2)	—	(9.2)
Other financing activities	0.9	—	0.1	—	1.0

Net cash provided by (used in) financing activities	132.5	64.4	(5.8)	—	191.1

Increase (decrease) in cash and cash equivalents	(14.0)	3.7	(0.1)	—	(10.4)
Cash and cash equivalents, beginning of period	40.5	3.9	0.1	—	44.5

Cash and cash equivalents, end of period	$26.5	$7.6	$—	$—	$34.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 27, 2002

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated

Net cash provided by (used in) operating activities from continuing operations	$18.5	$(13.2)	$(2.9)	$—	$2.4

Cash flows from investing activities from continuing operations:
Purchases of property and equipment	(33.0)	(30.9)	—	—	(63.9)
Disposals of property and equipment	10.7	0.9	—	—	11.6
Acquisition of certain businesses, net	(168.3)	(1.2)	—	—	(169.5)
Other investing activities	(2.8)	(0.4)	—	—	(3.2)

Net cash used in investing activities from continuing operations	(193.4)	(31.6)	—	—	(225.0)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	294.3	(0.3)	—	—	294.0
Payment of long-term borrowings	(41.0)	(0.2)	—	—	(41.2)
Repurchase of stock	—	—	(40.1)	—	(40.1)
Proceeds from issuance of common stock	—	—	0.8	—	0.8
Change in intercompany, net	(77.2)	36.1	41.1	—	—
Other financing activities	(0.6)	—	1.2	—	0.6

Net cash provided by (used in) financing activities from continuing operations	175.5	35.6	3.0	—	214.1

Net cash provided by discontinued operations	—	4.7	—	—	4.7

Increase (decrease) in cash and cash equivalents	0.6	(4.5)	0.1	—	(3.8)
Cash and cash equivalents, beginning of period	19.1	12.4	0.1	—	31.6

Cash and cash equivalents, end of period	$19.7	$7.9	$0.2	$—	$27.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three months ended January 2, 2004 and December 27, 2002 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended October 3, 2003. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, sales and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

Asset Impairment Determinations

As a result of the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. Under this accounting standard, goodwill is subject to an impairment test that we conduct at least annually, using a discounted cash flow technique.

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply Statement on Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not the asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

In making future cash flow analyses of various assets, the Company makes assumptions relating to the following:

•	The intended use of assets and the expected future cash flows resulting directly from such use.

•	Comparable market valuations of businesses similar to ARAMARK’s business segments.

•	Industry specific economic conditions.

•	Competitor activities and regulatory initiatives.

•	Client and customer preferences and behavior patterns.

We believe that an accounting estimate relating to asset impairment is a critical accounting estimate because the assumptions underlying future cash flow estimates are subject to change from time to time and the recognition of an impairment could have a significant impact on our income statement.

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under state, federal and local environmental laws in connection with operations of our uniform rental segment or businesses conducted by our predecessors. The calculation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and credit worthiness of other responsible parties and insurers.

Litigation and Claims

The Company is a party to various legal actions including, among others, employment matters, compliance with government regulations, federal and state employment laws, including wage and hour laws, contractual disputes and other matters arising in the ordinary course of business. These claims may be brought by, among others, clients, customers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	Interpretation of contractual rights and obligations.

•	The status of government regulatory initiatives, interpretations and investigations.

•	The status of settlement negotiations.

•	Prior experience with similar types of claims.

•	Whether there is available insurance.

•	Advice of counsel.

Allowance for Doubtful Accounts

We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the credit-worthiness of specific customers and the aging of customer balances. Management also considers general and specific industry economic conditions, industry concentration and contractual rights and obligations.

Management believes that the accounting estimate related to the allowance for doubtful accounts is a “critical accounting estimate” because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations.

Inventory Obsolescence

We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory. In calculating our inventory obsolescence reserve, management analyzes historical data regarding customer demand within specific product categories and makes assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our financial results.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

On May 9, 2003 the former Educational Resources Segment was sold and the fiscal 2003 operating results for this business are reported as “discontinued operations”. The tables below present sales and operating income from continuing operations.

These tables present our sales and operating income, and related percentages attributable to each operating segment, for the three months ended January 2, 2004 and December 27, 2002. As further discussed below, fiscal 2003 was a 53 week year and the 53rd week, which ended on October 3, 2003, was included in fourth quarter fiscal 2003 results. In normal 52 week years, this comparable week is included in first quarter results, and as a result, comparability of the first quarters of fiscal 2003 and 2004 is affected.

	Three Months Ended
	January 2, 2004		December 27, 2002
Sales by Segment	$	%	$	%
	(dollars in millions)
Food & Support Services – United States	$1,661.4	68%	$1,556.3	68%
Food & Support Services – International	414.5	17%	335.7	15%
Uniform and Career Apparel – Rental	255.9	10%	254.7	11%
Uniform and Career Apparel – Direct Marketing	127.1	5%	129.2	6%

	$2,458.9	100%	$2,275.9	100%

	Three Months Ended
	January 2, 2004		December 27, 2002
Operating Income	$	%	$	%
	(dollars in millions)
Food & Support Services – United States	$89.7	65%	$84.9	66%
Food & Support Services – International	16.2	12%	14.0	11%
Uniform and Career Apparel – Rental	28.9	21%	27.5	21%
Uniform and Career Apparel – Direct Marketing	11.4	8%	9.9	8%

	146.2	106%	136.3	106%
Corporate	(8.8)	-6%	(7.8)	-6%

	$137.4	100%	$128.5	100%

Consolidated Overview

Sales for the first quarter of fiscal 2004 were $2.5 billion, an increase of 8% over the fiscal 2003 quarter. Both of the Food and Support Services segments experienced sales growth, while sales in the Uniform and Career Apparel Rental segment were flat, and the Direct Marketing segment decreased 2%. Excluding the impact of acquisitions and foreign currency translation, and, as further explained below (see Food and Support Services-United States Segment), adjusting for the effect of the forward shift in our fiscal calendar (fiscal 2003 was a 53 week year) on the Education sector, consolidated sales increased 3% compared to the prior year. Operating income for the first quarter of fiscal 2004 was $137.4 million, an increase of 7% compared to the prior year. Excluding acquisitions, divestitures and foreign currency translation, and adjusting for the effect of the forward shift in our fiscal calendar, operating income increased 1%. The quarterly operating income comparison for the Education and Business sectors was negatively affected by the inclusion of the Christmas/New Year holiday shutdown period in the first quarter of fiscal 2004 compared to fiscal 2003 when it was included in the second quarter. The sales and operating income of certain of our economically sensitive businesses continue to be affected by low employment levels. Consolidated operating income margin was 5.6% for the first quarter of both fiscal years.

Interest and other financing costs, net for the fiscal 2004 first quarter decreased about $5.9 million from the prior year quarter due principally to lower interest rates and lower average borrowing levels. Based on current borrowing levels and anticipated interest rates, we expect interest expense in the second quarter of fiscal 2004 to be in the $32 to $33 million range. The effective income tax rate was 37.7% in fiscal 2004 compared to 37.4% in fiscal 2003; up slightly due to lower anticipated targeted jobs tax credits in 2004.

Income from continuing operations for the first quarter of fiscal 2004 was $67.4 million, an increase of 15% over the prior year quarter of $58.4 million. Diluted earnings per share from continuing operations increased 21% to $.35 per share, on a weighted average share base of 194 million shares, from $.29 per share in the first quarter of fiscal 2003 on a weighted average share base of 199 million shares.

Net income for the first quarter of fiscal 2004 was $67.4 million or $.35 per diluted share, compared to $62.7 million or $.31 per diluted share in the prior year period, which included $4.3 million of income from discontinued operations.

Segment Results

The following tables present a fiscal 2004/2003 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended
	January 2, 2004	December 27, 2002	Change
Sales by Segment			$	%
	(dollars in millions)

Food & Support Services – United States	$1,661.4	$1,556.3	$105.1	7%
Food & Support Services – International	414.5	335.7	78.8	23%
Uniform and Career Apparel – Rental	255.9	254.7	1.2	—%
Uniform and Career Apparel—Direct Marketing	127.1	129.2	(2.1)	-2%

	$2,458.9	$2,275.9	$183.0	8%

	Three Months Ended
	January 2, 2004	December 27, 2002	Change
Operating Income by Segment			$	%
	(dollars in millions)

Food & Support Services – United States	$89.7	$84.9	$4.8	6%
Food & Support Services – International	16.2	14.0	2.2	16%
Uniform and Career Apparel – Rental	28.9	27.5	1.4	5%
Uniform and Career Apparel – Direct Marketing	11.4	9.9	1.5	15%
Corporate	(8.8)	(7.8)	(1.0)	-13%

	$137.4	$128.5	$8.9	7%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the first quarter of fiscal 2004 increased 7% over the prior year first quarter due to acquisitions (approximately 6%) and net new business (approximately 1%). Reported base business sales (sales to existing clients) were about equal to the prior year quarter before considering the effect on 2004 of the shift in the fiscal calendar. Fiscal 2003 was a 53 week year, with the 53rd week, which ended on October 3, 2003, included in the fiscal 2003 fourth quarter. The comparable prior year week was included in the first quarter of fiscal 2003 resulting in a lack of comparability between the first quarters of fiscal 2003 and fiscal 2004, particularly in the Education sector. Excluding acquisitions and divestitures, and adjusting Education sector sales for this difference in the fiscal calendar, results in segment sales growth of 4%.

Sales growth in the Education sector, adjusted for the calendar shift, was in the mid single digits reflecting base business growth. The Healthcare/Corrections sectors reported high single digit sales growth also driven principally by base business growth. The Facilities sector reported high single digit sales growth resulting from both net new accounts and base business growth. The Sports & Entertainment sector experienced negative base business growth due principally to fewer Major League baseball games in the current year due to the calendar shift described above. Sales in the Business Services sector were approximately even with the prior year. The current year quarter included the Christmas/New Year holiday shutdown for many business clients which negatively affected our sales at these locations. This effect and continued base business shrinkage essentially offset the positive effect of net new business. This area of our business continues to be impacted by lack of employment growth and client spending curtailments.

Segment operating income increased 6% compared to the prior year. Excluding the impact of acquisitions, and adjusting for the difference in the fiscal calendar described above, operating income growth in the current quarter was 1%. Segment income growth was constrained by lower results in the Education and Business sectors driven principally by the timing of the Christmas/New Year shutdown described above, cost increases in the Education sector and higher marketing related expenses in the Business sector.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2004 increased 23% over the prior year, due to the impact of foreign currency translation (approximately 14%), acquisitions (approximately 3%) and net new accounts (approximately 6%). Canada and the United Kingdom experienced mid-single-digit sales growth, and in Spain growth was in the low double digits. Germany reported low single digit sales growth.

Operating income in this segment increased 16% compared to the prior year due to foreign currency translation (approximately 18%). Segment income growth in the current quarter was constrained by start up costs on new accounts in Canada, lost business and lower operating results in the offshore oil services business.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales for the first quarter of fiscal 2004 were about equal to the prior year quarter. Increases driven by net new business and price increases were offset by reduced volume at existing accounts. Sales growth in this segment continues to be impacted by the lack of growth in employment levels.

Operating income increased 5% from the prior year quarter with a portion of the increase resulting from a small divestiture gain. The favorable margin impact of the sales mix in the current quarter was partially offset by higher payroll-related costs.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales decreased 2% from the prior year. Increased sales of safety products were more than offset by reduced sales of work clothing, primarily in the mail order channel, where customer demand has remained weak. Segment operating income increased 15% from the prior year first quarter. Reductions in advertising, catalog expense and payroll costs, resulting from continuing cost management initiatives, more than offset the impact of lower sales.

Corporate

Corporate and other expenses, those administrative expenses not allocated to the business segments, were $8.8 million in the first quarter of fiscal 2004 compared to $7.8 million in the prior year first quarter. The current quarter increase relates principally to higher liability insurance premiums and increases in corporate administrative costs.

OUTLOOK

Although recent national employment statistics and general economic indicators have shown improvement, we anticipate the recovery impact on our businesses will be gradual and moderate for the next several quarters. In particular, the lack of growth in employment levels in our economically sensitive client base may continue to have a dampening effect on organic sales growth and operating results in our economically sensitive businesses.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Cash used in operating activities from continuing operations was $142 million in the fiscal 2004 quarter compared to a source of cash of $2 million in the prior year quarter. The principal components (in millions) of the net change were –

• Increase in income from continuing operations and in noncash charges for depreciation, amortization and deferred income taxes	$16
• Decrease in accounts receivable sale proceeds due to reduction in size of the sale facility	(31)
• Changes in other assets, noncurrent liabilities and other operating activities, net	(10)
• Increase in payments to vendors, due principally to the timing of the fiscal calendar cut-off	(49)
• Lower accrued expense balances in 2004 due principally to payment timing of payroll and related items, commissions, taxes and interest	(66)
• Other working capital changes	(4)

$(144)

The normal seasonal timing of vendor and other payments was accentuated in 2004 by the forward shift in the fiscal calendar. Payments of vendor balances and other operating expenses exceeded current activity during the Christmas/New Year holiday shutdown period. Total debt increased $227 million during the first quarter of fiscal 2004 due principally to seasonal working capital needs, as well as stock repurchases and the quarterly dividend payment.

During the 2004 first quarter ARAMARK entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note bears interest at Yen LIBOR + .75% and matures in October 2006. This note has been designated as a hedge of ARAMARK’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services, Inc.

During the first quarter of fiscal 2004, the Company repurchased approximately 1.2 million shares for $32 million. As of January 2, 2004, approximately $36 million remained available for common stock repurchases under the then existing Board of Director authorization. At its February 3, 2004 meeting, the Board authorized an increase of $150 million to the repurchase program.

At January 30, 2004, there was approximately $770 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities, or registered or private note issuances. As of January 2, 2004, there was approximately $233.7 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 3, 2003. Debt increased and guarantees decreased during the quarter as described herein, and the Company issued letters of credit in support of insurance arrangements of $70.6 million. Subsequent to January 2, 2004, ARAMARK entered into long-term lease arrangements with an aggregate rental commitment of approximately $106 million, related principally to its Corporate headquarters facility. Other than these changes, since October 3, 2003, there has been no material change in the Company’s future obligations.

	Total	Payments Due by Period
Contractual Obligations		Less than 1 year	1-3 years	3-5 years	After 5 years

Long-term borrowings	$1,715,272	$13,542	$830,394	$854,636	$16,700

Capital lease obligations	14,609	4,634	4,606	3,385	1,984

Operating leases	531,202	175,949	127,581	78,484	149,188

Purchase obligations (1)	107,736	77,562	28,049	1,800	325

Other long-term liabilities reflected on the balance sheet (2)	110,688	—	30,825	—	79,863

	$2,479,507	$271,687	$1,021,455	$938,305	$248,060

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments		Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$46,279	$37,034	$9,245	$—	$—

Guarantees	24,269	24,269	—	—	—

	$70,548	$61,303	$9,245	$—	$—

(1)	Represents capital commitments in connection with several long-term concession contracts and other purchase commitments.
(2)	Primarily represents certain unfunded employee retirement obligations and $30 million related to the Fine Host holdback (See Note 3 to the consolidated financial statements, included in the fiscal 2003 Form 10-K).

During the first quarter of fiscal 2004 ARAMARK completed the sale of its 15% interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. As part of this transaction ARAMARK was released from debt guarantees of approximately $16.0 million, which are included in the table above.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $216.0 million at January 2, 2004, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140. The agreement expires in March 2004, however, based on current discussions, management expects the facility will be renewed on substantially the same terms.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement expands employers’ disclosure requirements about pension plans and other postretirement benefit plans, but does not change the measurement or recognition of those plans. It requires additional disclosures about assets, obligations, cash flows, and net periodic benefit cost. The Statement is effective for fiscal years ending after December 15, 2003 and interim periods beginning after December 15, 2003. Adoption of this pronouncement is not expected to have a material effect on the Company’s financial statements.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, including ramifications of any future terrorist attacks; increased operating costs; shortages of qualified personnel or increases in labor costs; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services and the environment; inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality and other risks that are set forth in the “Risk Factors” section of our Annual Report on Form 10-K.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of January 2, 2004, has not materially changed from October 3, 2003 (See Item 7A of the Annual Report on Form 10-K).

ITEM 4. CONTROLS AND PROCEDURES

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

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Regarding the Company’s discussions toward the settlement of the Civil Complaint in Illinois involving our school support services business, as referenced in our Annual Report on Form 10-K for the year ended October 3, 2003, the parties have now exchanged a draft written settlement agreement and the Company believes the parties are close to finalizing such document. The expected settlement amount has been fully reserved. We can, however, give no assurance that such settlement will occur upon the terms previously described, or that if it is not settled, the outcome of such claim would not have a material adverse effect upon us. We do not know whether any settlement of this Civil Complaint will have an impact on the government investigation.

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers and employees, including under federal and state employment laws and wage and hour laws.

Based on information currently available, advice of counsel, available insurance coverage and established reserves, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

ITEM 6. EXHIBIT AND REPORTS ON FORM 8-K

(a) —Exhibits:

31.1	Certification of William Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

(b) —Reports on Form 8-K:

On October 28, 2003, the Company filed a Form 8-K to announce that William Leonard had been elected to the Board of Directors and that effective January 1, 2004, William Leonard would become the Company’s President and Chief Executive Officer and Joseph Neubauer would become the Company’s Executive Chairman of the Board of Directors.

On November 12, 2003, the Company filed a Form 8-K to provide a press release announcing a dividend in the amount of $.05 per share to holders of the Company’s Class A common stock and Class B common stock.

On November 13, 2003, the Company furnished a Form 8-K to provide a press release announcing its financial results for the quarter and fiscal year ended October 3, 2003.

On November 20, 2003, the Company filed a Form 8-K disclosing that Joseph Neubauer sold and gifted shares of the Company’s common stock.

On December 9, 2003, the Company furnished a Form 8-K to provide excerpts of a presentation given to certain of the Company’s investors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 13, 2004	/s/John M. Lafferty

John M. Lafferty Senior Vice President, Controller and Chief Accounting Officer