Form 10-Q
period 2004-04-02
ARAMARK CORP/DE
filed 2004-05-17
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 2, 2004

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

Class A common stock outstanding at April 30, 2004: 78,511,823 shares

Class B common stock outstanding at April 30, 2004: 108,177,089 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	April 2, 2004	October 3, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$33,260	$44,475
Receivables	724,175	663,750
Inventories, at lower of cost or market	439,031	430,672
Prepayments and other current assets	77,766	87,695

Total current assets	1,274,232	1,226,592

Property and Equipment, net	1,181,139	1,184,320
Goodwill	1,557,160	1,422,639
Other Intangible Assets	290,359	294,290
Other Assets	354,246	339,736

	$4,657,136	$4,467,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$37,038	$18,176
Accounts payable	498,148	529,830
Accrued expenses and other liabilities	786,428	867,783

Total current liabilities	1,321,614	1,415,789

Long-Term Borrowings	1,884,060	1,711,705
Deferred Income Taxes and Other Noncurrent Liabilities	316,638	301,111
Shareholders’ Equity:
Class A common stock, par value $.01	973	1,044
Class B common stock, par value $.01	1,241	1,116
Capital surplus	988,624	910,562
Earnings retained for use in the business	949,519	854,129
Accumulated other comprehensive income	14,365	3,940
Treasury stock	(819,898)	(731,819)

Total shareholders’ equity	1,134,824	1,038,972

	$4,657,136	$4,467,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
Sales	$2,517,529	$2,243,306	$4,976,386	$4,519,246

Costs and Expenses:
Cost of services provided	2,303,392	2,054,849	4,524,896	4,109,594
Depreciation and amortization	73,793	64,145	143,325	126,436
Selling and general corporate expenses	33,095	28,971	63,495	59,369

	2,410,280	2,147,965	4,731,716	4,295,399

Operating income	107,249	95,341	244,670	223,847
Interest and Other Financing Costs, net	32,311	35,069	61,570	70,220

Income from continuing operations before income taxes	74,938	60,272	183,100	153,627
Provision for Income Taxes	28,284	22,462	69,094	57,401

Income from continuing operations	46,654	37,810	114,006	96,226
Income from discontinued operations, net	—	5,988	—	10,271

Net income	$46,654	$43,798	$114,006	$106,497

Earnings Per Share - Basic:
Income from continuing operations	$0.25	$.20	$0.60	$.50
Net income	$0.25	$.23	$0.60	$.56
Earnings Per Share - Diluted:
Income from continuing operations	$0.24	$.19	$0.59	$.48
Net income	$0.24	$.22	$0.59	$.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended
	April 2, 2004	March 28, 2003
Cash flows from operating activities from continuing operations:
Income from continuing operations	$114,006	$96,226
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	143,325	126,436
Income taxes deferred	15,920	11,690
Changes in noncash working capital	(153,480)	(164,134)
Net proceeds from sale of receivables	10,800	—
Other operating activities	(23,704)	(11,715)

Net cash provided by operating activities from continuing operations	106,867	58,503

Cash flows from investing activities from continuing operations:
Purchases of property and equipment and client contract investments	(138,023)	(121,642)
Disposals of property and equipment	8,160	14,834
Proceeds from sale of investment	8,500	—
Acquisition of certain businesses, net of cash acquired	(129,393)	(187,134)
Other investing activities	3,783	675

Net cash used in investing activities from continuing operations	(246,973)	(293,267)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	300,701	383,508
Payment of long-term borrowings	(122,657)	(69,431)
Proceeds from issuance of common stock	34,307	20,200
Repurchase of stock	(78,937)	(112,772)
Dividend payments	(18,616)	—
Other financing activities	14,093	1,567

Net cash provided by financing activities from continuing operations	128,891	223,072

Net cash provided by discontinued operations	—	12,156

Increase (Decrease) in cash and cash equivalents	(11,215)	464
Cash and cash equivalents, beginning of period	44,475	31,572

Cash and cash equivalents, end of period	$33,260	$32,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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

During the second quarter of fiscal 2003, the Company executed a definitive agreement for the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation, Inc. for $250 million in cash. The sale, which closed on May 9, 2003, resulted in an after-tax gain of $23.6 million.

AER is accounted for as a discontinued operation in the accompanying financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations and cash flows have been removed from the Company’s results of continuing operations for fiscal 2003. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations is as follows:

	Three Months	Six Months
	March 28, 2003	March 28, 2003
	(in thousands)
Sales	$115,451	$227,217

Income before income taxes	$9,861	$17,045
Income tax provision	(3,873)	(6,774)

Net income	$5,988	$10,271

(3)	SUPPLEMENTAL CASH FLOW INFORMATION, ETC.:

The Company made interest payments of $64.7 million and $64.0 million and income tax payments of $72.6 million and $62.7 million during the first six months of fiscal 2004 and 2003, respectively. During the first quarter of fiscal 2004, the Company completed the sale of its interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. During the first six months of fiscal 2003, the Company received business interruption proceeds of approximately $7.3 million. Pension expense related to defined benefit pension plans was not material for the three and six month periods of both fiscal 2004 and 2003, and funding requirements for such plans will not be material in fiscal 2004.

Cash provided by operating activities includes tax benefits of approximately $10.9 million and $19.5 million from the employee exercise of non-qualified stock options during the first six months of fiscal 2004 and 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $44.9 million and $124.4 million for the three and six months ended April 2, 2004, respectively, and $44.9 million and $114.1 million for the three and six months ended March 28, 2003, respectively.

(5)	CAPITAL STOCK:

During the first six months of fiscal 2004, 2.4 million options were granted, to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. Additionally, during the second quarter of fiscal 2004, the Company issued 202,105 restricted stock units under the 2001 EIP. The restricted stock units vest ratably over four years and are settled by conversion into Class A or Class B common stock. Compensation expense related to the restricted stock units is recognized ratably over the vesting period based on the fair value of the shares at date of grant. During the first six months of fiscal 2004, employees, through stock option exercises, purchased approximately 5.2 million shares of common stock for $45.7 million, of which $11.0 million was satisfied through the exchange of previously-owned shares. Also, during the first six months of fiscal 2004, approximately 9.8 million Class A shares were converted to Class B shares.

During the first six months of fiscal 2004, the Company repurchased 2.9 million shares of Class B common stock at an aggregate cost of approximately $77 million, leaving approximately $141 million available for common stock repurchases under the existing Board of Director’s authorization.

During the first six months of fiscal 2004, the Company paid cash dividends totaling $18.6 million ($0.05/share in both the first and second quarters of fiscal 2004). At its May 4, 2004 meeting, the Board of Directors declared a dividend in the amount of $0.05 per share, payable on June 10, 2004 to holders of record of the Company’s Class A and Class B common stock at the close of business on May 14, 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	October 3, 2003	Acquisitions	Translation and Other	April 2, 2004
Food and Support Services – United States	$1,053,394	$23,366	$—	$1,076,760
Food and Support Services – International	85,278	99,457	3,202	187,937
Uniform and Career Apparel – Rental	174,548	8,496	—	183,044
Uniform and Career Apparel – Direct Marketing	109,419	—	—	109,419

	$1,422,639	$131,319	$3,202	$1,557,160

Goodwill additions during the six months ended April 2, 2004 reflect (i) the acquisition of Catering Alliance (UK) and an increased investment in Central de Restaurantes (Chile) in the Food and Support – International segment, (ii) the acquisition of several regional uniform rental companies and (iii) the acquisition of a small U.S. catering business. These amounts may be revised upon final determination of the purchase price allocations. In the Food and Support Services – United States segment, during the first quarter of fiscal 2004, a final adjustment of approximately $18 million was recorded to increase goodwill, of which approximately $16 million reduced the amount initially allocated to other intangible assets acquired with the Fine Host acquisition, reflecting the results of an independent appraisal of these assets.

Other intangible assets consist of (in thousands):

	April 2, 2004			October 3, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$474,723	$(189,468)	$285,255	$444,712	$(160,000)	$284,712
Other	21,345	(16,241)	5,104	23,248	(13,670)	9,578

	$496,068	$(205,709)	$290,359	$467,960	$(173,670)	$294,290

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $36.5 million were acquired during the first six months of fiscal 2004. Amortization of intangible assets for the first six months of fiscal 2004 was approximately $24.3 million. Amortization for the first six months of fiscal 2003 was approximately $24.1 million, which included $1.2 million related to the write-off of certain contract assets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(in thousands, except per share data)
Earnings:
Income from continuing operations	$46,654	$37,810	$114,006	$96,226

Net income	$46,654	$43,798	$114,006	$106,497

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculations	190,410	193,238	188,973	191,700
Impact of potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	4,430	6,395	5,379	7,846

Total common shares used in diluted earnings per share calculations	194,840	199,633	194,352	199,546

Basic earnings per common share:
Income from continuing operations	$.25	$.20	$.60	$.50

Net income	$.25	$.23	$.60	$.56

Diluted earnings per common share:
Income from continuing operations	$.24	$.19	$.59	$.48

Net income	$.24	$.22	$.59	$.53

Options to purchase 381,340 shares were outstanding at April 2, 2004, but were not included in the computation of diluted earnings per common share for the three months then ended, as the effect would have been antidilutive. Options to purchase 537,740 shares were outstanding at April 2, 2004, but were not included in the computation of diluted earnings per common share for the six months then ended, as the effect would have been antidilutive.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock compensation plans. Accordingly, no compensation expense has been recognized related to stock options. During the three and six month periods ended April 2, 2004, the Company recognized compensation expense of $0.2 million related to restricted stock units granted in February 2004. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(in thousands, except per share data)
Net Income
As reported	$46,654	$43,798	$114,006	$106,497

Pro forma	$43,186	$40,698	$107,537	$100,716

Earnings per share
As reported:
Basic	$.25	$.23	$.60	$.56

Diluted	$.24	$.22	$.59	$.53

Pro forma:
Basic	$.23	$.21	$.57	$.53

Diluted	$.22	$.20	$.55	$.50

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” Derivative financial instruments, such as interest rate swaps and forward exchange contract agreements, are used to manage changes in market conditions related to debt obligations and foreign currency exposures. All derivatives are recognized on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s derivative agreements are major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

As of April 2, 2004, the Company had $200 million of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $300 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first six months of fiscal 2004 and 2003, respectively, credits of approximately $0.3 million (net of tax) and $1.8 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of April 2, 2004, approximately $0.4 million of net unrealized losses related to interest rate swaps was included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of April 2, 2004, approximately $1.9 million has been included in “Other assets,” with an offsetting increase in “Long-term borrowings” in the condensed consolidated balance sheet related to fair value hedges. During the second quarter of fiscal 2004, the Company terminated $200 million of interest rate swap agreements which were designated as fair value hedges. The terminations resulted in a gain of $13.9 million, which will be recognized as an adjustment to interest expense over the remaining term of the hedged loans. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first six months of fiscal 2004 and 2003 was not material.

As of April 2, 2004, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 30.3 million Euros, 77.0 million British pounds and 7.5 million Canadian dollars, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain International subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of April 2, 2004, the fair-value of these foreign exchange contracts was $1.4 million, which is included in “Prepayments and Other Current Assets.” Net foreign currency transaction gains and losses were not material during the periods presented.

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $230.5 million and $235.1 million at April 2, 2004 and October 3, 2003, respectively, which is subject to a security interest. The Receivables Facility has been extended through March 23, 2005, and was renewed on substantially the same terms. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At April 2, 2004 and October 3, 2003, respectively, $171.5 million and $160.7 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $1.4 million and $2.2 million for the first six months of fiscal 2004 and 2003, respectively, and is included in “Interest and other financing costs, net.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended		Six Months Ended
Sales	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(in thousands)
Food and Support Services—United States	$1,673,837	$1,533,074	$3,335,254	$3,089,391
Food and Support Services—International	474,902	353,827	889,416	689,554
Uniform and Career Apparel—Rental	260,353	251,100	516,168	505,764
Uniform and Career Apparel—Direct Marketing	108,437	105,305	235,548	234,537

	$2,517,529	$2,243,306	$4,976,386	$4,519,246

	Three Months Ended		Six Months Ended
Operating Income	April 2, 2004	March 28, 2003	April 2, 2004	March 28, 2003
	(in thousands)
Food and Support Services—United States	$61,147	$56,371	$150,800	$141,309
Food and Support Services—International	23,075	17,113	39,296	31,071
Uniform and Career Apparel—Rental	26,671	24,507	55,591	51,999
Uniform and Career Apparel—Direct Marketing	4,899	4,703	16,350	14,631

	115,792	102,694	262,037	239,010
Corporate	(8,543)	(7,353)	(17,367)	(15,163)

Operating Income	107,249	95,341	244,670	223,847
Interest Expense, net	32,311	35,069	61,570	70,220

Income Before Income Taxes	$74,938	$60,272	$183,100	$153,627

“Food and Support Services—United States” operating income for the second quarter of fiscal 2003 includes approximately $6 million of business interruption proceeds, related to losses incurred as a result of the September 11, 2001 terrorist attacks. The second quarter of fiscal 2003 also includes approximately $6 million of costs related to the special managers meeting to launch our “Mission One” initiatives.

“Corporate” in the second quarter of fiscal 2003 includes a gain of $1.4 million representing a residual cash payment from a previous divestiture.

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

During the second quarter of fiscal 2004, the Company acquired Catering Alliance, a contract caterer in the United Kingdom, for approximately $85 million in cash, and increased its ownership in Central de Restaurantes (Chile) from 20% to 51% for approximately $37 million in cash. The Company’s pro forma results of operations for the first six months of fiscal 2004 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the fiscal period.

During fiscal 2003, the Company acquired three regional uniform rental companies for a total of approximately $27 million in cash. The Company’s pro forma results of operations for the first six months of fiscal 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the period. On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of the assets of Fine Host Corporation, a food service management company, for approximately $95 million. The results of Fine Host have been included starting in the second quarter of fiscal 2003. The pro forma results of operations for the first six months of fiscal 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the period.

(12)	NEW/PROPOSED ACCOUNTING PRONOUNCEMENTS:

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this statement (see Note 7). In March 2004, the FASB issued a Proposed SFAS – “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25 “Accounting for Stock Issued to Employees,” currently followed by the Company (see Note 7 – Earnings Per Share).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	FINANCING ACTIVITIES:

Effective March 31, 2004, the Company established a new $900 million revolving credit facility, consisting of an $800 million US dollar tranche and a $100 million Canadian dollar equivalent tranche. The new credit facility replaces the existing $1 billion credit facility and the Canadian C$70 million and C$25 million credit facilities; and expires in March 2009. The agreement contains an option for the Company to increase the amount of the facility to $1.25 billion, subject to the lender banks’ approval. Interest on US borrowings is based on the Prime Rate or LIBOR plus a spread of 0.31% to 0.95% (as of April 2, 2004 – 0.60%). Interest on Canadian borrowings is based on the Canadian Prime Rate or Canadian Bankers Acceptance Rate plus a spread of 0.31% to 0.95% (as of April 2, 2004 – 0.60%). The spreads increase between 0.1% and 0.25% (as of April 2, 2004 – 0.125%) if the facility utilization (as defined) is 50% or more. There is a facility fee ranging from 0.09% to 0.30% (as of April 2, 2004 – 0.15%). The spreads and fee margins are based on credit ratings as defined. The new credit facility contains restrictive covenants which provide, among other things, limitations on liens and dispositions of material assets. The terms of the credit facility also require that the Company maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, as defined.

During the first quarter of fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note bears interest at 1.2% and matures in October 2006. This note has been designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services, Ltd. During the second quarter of fiscal 2004, the Company extinguished its 30 million GBP and 30 million Euro private placement notes.

(14)	COMMITMENTS AND CONTINGENCIES:

ARAMARK has guaranteed certain indebtedness of an investee entity in the maximum amount of $9 million. Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $76 million at April 2, 2004 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 2, 2004.

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

Regarding the Company’s discussions toward the settlement of the Civil Complaint in Illinois involving our school support services business, as described in our Annual Report on Form 10-K for the year ended October 3, 2003, a written Settlement Agreement has now been executed. On April 16, 2004, the Court issued an Order preliminarily certifying the class and approving the Settlement Agreement. The settlement is contingent upon notification to the class and final Court approval, among other things, and provides for a payment of $3.1 million (plus legal fees to be awarded by the Court), which would be fully covered by our existing reserves, to be distributed to Illinois school district class members. We can give no assurance that such settlement will be finally approved by the Court upon the terms described, or that if it is not approved, that the outcome of any such claim would not have a material adverse effect upon us. We do not know whether any settlement of the Civil Complaint will have an impact on the government investigation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.0 billion as of April 2, 2004. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

April 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$28.7	$4.5	$0.1	$—	$33.3
Receivables	517.5	206.2	0.4	—	724.1
Inventories, at lower of cost or market	119.9	319.1	—	—	439.0
Prepayments and other current assets	76.2	1.9	(0.3)	—	77.8

Total current assets	742.3	531.7	0.2	—	1,274.2

Property and Equipment, net	444.7	734.0	2.4	—	1,181.1
Goodwill	1,078.7	478.5	—	—	1,557.2
Intercompany Receivables	1,482.3	765.8	—	(2,248.1)	—
Investment in Subsidiaries	—	—	2,661.4	(2,661.4)	—
Other Intangible Assets	238.4	52.0	—	—	290.4
Other Assets	252.2	99.5	2.5	—	354.2

	$4,238.6	$2,661.5	$2,666.5	$(4,909.5)	$4,657.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$32.6	$4.4	$—	$—	$37.0
Accounts payable	401.8	78.0	18.4	—	498.2
Accrued expenses and other liabilities	579.4	196.1	10.9	—	786.4

Total current liabilities	1,013.8	278.5	29.3	—	1,321.6

Long-Term Borrowings	1,871.4	12.7	—	—	1,884.1
Deferred Income Taxes and Other Noncurrent Liabilities	198.7	97.8	20.1	—	316.6
Intercompany Payable	321.9	443.9	1,482.3	(2,248.1)	—
Shareholder’s Equity	832.8	1,828.6	1,134.8	(2,661.4)	1,134.8

	$4,238.6	$5,661.5	$2,666.5	$(4,909.5)	$4,657.1

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended April 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$1,927.1	$590.4	$—	$—	$2,517.5
Equity in Net Income of Subsidiaries	—	—	46.7	(46.7)	—
Management Fee Income	—	—	9.0	(9.0)	—

	1,927.1	590.4	55.7	(55.7)	2,517.5
Costs and Expenses:
Cost of services provided	1,804.3	508.3	—	(9.2)	2,303.4
Depreciation and amortization	44.2	29.5	—	0.1	73.8
Selling and general corporate expenses	15.7	8.3	8.9	0.2	33.1

	1,864.2	546.1	8.9	(8.9)	2,410.3

Operating income	62.9	44.3	46.8	(46.8)	107.2
Interest and Other Financing Costs, net:
Interest expense, net	31.9	0.3	0.1	—	32.3
Intercompany interest, net	(9.0)	9.1	—	(0.1)	—

Interest and Other Financing Costs, net	22.9	9.4	0.1	(0.1)	32.3

Income from before income taxes	40.0	34.9	46.7	(46.7)	74.9
Provision for Income Taxes	14.4	13.9	—	—	28.3

Net Income	$25.6	$21.0	$46.7	$(46.7)	$46.6

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the six months ended April 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$3,774.7	$1,201.7	$—	$—	$4,976.4
Equity in Net Income of Subsidiaries	—	—	114.0	(114.0)	—
Management Fee Income	—	—	17.2	(17.2)	—

	3,774.7	1,201.7	131.2	(131.2)	4,976.4
Costs and Expenses:
Cost of services provided	3,520.1	1,022.3	—	(17.5)	4,524.9
Depreciation and amortization	84.3	58.8	—	0.2	143.3
Selling and general corporate expenses	30.1	16.1	16.9	0.4	63.5

	3,634.5	1,097.2	16.9	(16.9)	4,731.7

Operating income	140.2	104.5	114.3	(114.3)	244.7
Interest and Other Financing Costs, net
Interest expense, net	60.8	0.5	0.3	—	61.6
Intercompany interest, net	(18.0)	18.3	—	(0.3)	—

Interest and Other Financing Costs, net	42.8	18.8	0.3	(0.3)	61.6

Income from before income taxes	97.4	85.7	114.0	(114.0)	183.1
Provision for Income Taxes	35.2	33.9	—	—	69.1

Net Income	$62.2	$51.8	$114.0	$(114.0)	$114.0

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Non-Guarantor Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$54.9	$50.0	$1.8	$—	$106.7
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(82.3)	(55.6)	(0.1)	—	(138.0)
Disposals of property and equipment	5.2	3.0	—	—	8.2
Proceeds from sale of investments	—	8.5	—	—	8.5
Acquisitions of certain businesses, net of cash acquired	(115.8)	(13.6)	—	—	(129.4)
Other investing activities	(0.3)	4.1	—	—	3.8

Net cash used in investing activities	(193.2)	(53.6)	(0.1)	—	(246.9)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	300.7	—	—	—	300.7
Payment of long-term borrowings	(119.8)	(2.8)	—	—	(122.6)
Proceeds from issuance of common stock	—	—	34.3	—	34.3
Repurchase of stock	—	—	(78.9)	—	(78.9)
Change in intercompany, net	(67.9)	7.0	60.9	—	—
Payment of dividend	—	—	(18.6)	—	(18.6)
Other financing activities	13.5	—	0.6	—	14.1

Net cash provided by (used in) financing activities	126.5	4.2	(1.7)	—	129.0

Increase (decrease) in cash and cash equivalents	(11.8)	0.6	—	—	(11.2)
Cash and cash equivalents, beginning of period	40.5	3.9	0.1	—	44.5

Cash and cash equivalents, end of period	$28.7	$4.5	$0.1	$—	$33.3

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended March 28, 2003

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$13.5	$49.4	$(4.5)	$—	$58.4
Cash flows from investing activities from continuing operations:
Purchases of property and equipment and client contract investments	(63.7)	(57.8)	(0.1)	—	(121.6)
Disposals of property and equipment	11.5	3.3	—	—	14.8
Acquisition of certain businesses	(165.3)	(21.8)	—	—	(187.1)
Other investing activities	(1.8)	2.4	—	—	0.6

Net cash used in investing activities from continuing operations	(219.3)	(73.9)	(0.1)	—	(293.3)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	384.5	(1.0)	—	—	383.5
Payment of long-term borrowings	(68.2)	(1.2)	—	—	(69.4)
Repurchase of stock	—	—	(112.8)	—	(112.8)
Proceeds from issuance of common stock	—	—	20.2	—	20.2
Other financing activities	(0.6)	—	2.2	—	1.6
Change in intercompany, net	(106.8)	11.8	95.0	—	—

Net cash provided by financing activities from continuing operations	208.9	9.6	4.6	—	223.1

Net cash provided by discontinued operations	—	12.2	—	—	12.2

Increase (decrease) in cash and cash equivalents	3.1	(2.7)	—	—	0.4
Cash and cash equivalents, beginning of period	19.1	12.3	0.2	—	31.6

Cash and cash equivalents, end of period	$22.2	$9.6	$0.2	$—	$32.0

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and six-month periods ended April 2, 2004 and March 28, 2003 should be read in conjunction with the quarterly financial statements and notes thereto contained in this Form 10-Q and our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended October 3, 2003. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

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

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

RESULTS OF CONTINUING OPERATIONS

On May 9, 2003, the former Educational Resources Segment was sold and the fiscal 2003 operating results for this business are reported as “discontinued operations.” The tables below present sales and operating income from continuing operations.

These tables present our sales and operating income, and related percentages attributable to each operating segment, for the three and six-months ended April 2, 2004 and March 28, 2003. As further discussed below, fiscal 2003 was a 53 week year and the 53rd week, which ended on October 3, 2003, was included in fourth quarter fiscal 2003 results. This condition affects comparability of the fiscal 2004/2003 interim periods.

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Sales by Reportable Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$1,673.8	67%	$1,533.1	68%	$3,335.3	67%	$3,089.4	69%
Food & Support Services - International	474.9	19%	353.8	16%	889.4	18%	689.5	15%
Uniform and Career Apparel - Rental	260.4	10%	251.1	11%	516.2	10%	505.8	11%
Uniform and Career Apparel - Direct Marketing	108.4	4%	105.3	5%	235.5	5%	234.5	5%

	$2,517.5	100%	$2,243.3	100%	$4,976.4	100%	$4,519.2	100%

	Three Months Ended				Six Months Ended
	April 2, 2004		March 28, 2003		April 2, 2004		March 28, 2003
Operating Income by Reportable Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$61.1	57%	$56.4	59%	$150.8	62%	$141.3	63%
Food & Support Services - International	23.1	21%	17.1	18%	39.3	16%	31.1	14%
Uniform and Career Apparel - Rental	26.7	25%	24.5	26%	55.6	23%	52.0	23%
Uniform and Career Apparel - Direct Marketing	4.9	5%	4.7	5%	16.4	6%	14.6	7%
Corporate	(8.6)	-8%	(7.4)	-8%	(17.4)	-7%	(15.2)	-7%

	$107.2	100%	$95.3	100%	$244.7	100%	$223.8	100%

Consolidated Overview

Sales of $2.5 billion for the fiscal 2004 second quarter and $5.0 billion for the six-month period increased 12% and 10%, respectively, over the prior year periods. Sales increased in the second quarter of fiscal 2004 in all four business segments. Excluding the impact of acquisitions, divestitures and foreign currency translation, and, as further explained below (see Food and Support Services – United States segment), adjusting for the effect of the forward shift in our fiscal calendar (fiscal 2003 was a 53 week year) on the Education sector, consolidated sales increased 7% and 5% for the three and six month periods, respectively. Operating income for the fiscal 2004 second quarter was $107.2 million and $244.7 million for the six-month period, an increase of 12% and 9%, respectively, compared to the prior year periods. Excluding acquisitions, divestitures and the impact of foreign currency translation, and adjusting for the effect of the calendar shift noted above, operating income increased 5% and 3% for the three and six month periods, respectively. The income comparison for the Education and Business sectors in the second quarter was positively affected by the inclusion of the Christmas/New Year holiday shutdown period in the first quarter of fiscal 2004 compared to fiscal 2003 when it was included in the second quarter. Consolidated operating income margins were comparable during the periods.

Interest and other financing costs, net for the three and six-month periods decreased $2.8 million and $8.7 million, respectively, from the prior year periods due to lower average borrowing levels and lower interest rates. The effective income tax rate for the fiscal 2004 six-month period was 37.7% compared to 37.4% in fiscal 2003, due primarily to lower anticipated targeted jobs tax credits in fiscal 2004.

Income from continuing operations for the three and six month periods was $46.7 million and $114.0 million, compared to $37.8 million and $96.2 million in the prior year periods, an increase of 23% and 18%, respectively. Net income (which, in fiscal 2003, includes the operating results from the divested childcare business) for the three and six month periods was $46.7 million and $114.0 million, compared to $43.8 million and $106.5 million in the prior year periods, an increase of 7% for both periods.

Fiscal 2004 second quarter diluted earnings per share from continuing operations was $0.24 per share compared to $0.19 per share in fiscal 2003; and diluted earnings per share (which includes discontinued operations in fiscal 2003) was $0.24 in fiscal 2004 compared to $0.22 in fiscal 2003. The weighted average share count for the three month period was 194.8 million shares and 199.6 million shares in fiscal 2004 and 2003, respectively, reflecting the impact of the Company’s ongoing share repurchase program.

For the six month period, diluted earnings per share from continuing operations was $0.59 per share compared to $0.48 per share in fiscal 2003; and diluted earnings per share (which includes discontinued operations in fiscal 2003) was $0.59 in fiscal 2004 compared to $0.53 per share in fiscal 2003. The weighted average share count for the six-month period was 194.4 million shares and 199.5 million shares in fiscal 2004 and 2003, respectively, again reflecting the impact of the Company’s share repurchase program.

Segment Results

The following tables present a fiscal 2004/2003 comparison of reportable segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended				Six Months Ended
	April 2, 2004	March 28, 2003	Change		April 2, 2004	March 28, 2003	Change
Sales by Reportable Segment			$	%			$	%
	(dollars in millions)
Food & Support Services - United States	$1,673.8	$1,533.1	$140.7	9%	$3,335.3	$3,089.4	$245.9	8%
Food & Support Services - International	474.9	353.8	121.1	34%	889.4	689.5	199.9	29%
Uniform and Career Apparel - Rental	260.4	251.1	9.3	4%	516.2	505.8	10.4	2%
Uniform and Career Apparel - Direct Marketing	108.4	105.3	3.1	3%	235.5	234.5	1.0	—%

	$2,517.5	$2,243.3	$274.2	12%	$4,976.4	$4,519.2	$457.2	10%

	Three Months Ended				Six Months Ended
	April 2, 2004	March 28, 2003	Change		April 2, 2004	March 28, 2003	Change
Operating Income by Reportable Segment			$	%			$	%
	(dollars in millions)
Food & Support Services - United States	$61.1	$56.4	$4.7	8%	$150.8	$141.3	$9.5	7%
Food & Support Services - International	23.1	17.1	6.0	35%	39.3	31.1	8.2	26%
Uniform and Career Apparel - Rental	26.7	24.5	2.2	9%	55.6	52.0	3.6	7%
Uniform and Career Apparel - Direct Marketing	4.9	4.7	0.2	4%	16.4	14.6	1.8	12%
Corporate	(8.6)	(7.4)	(1.2)	16%	(17.4)	(15.2)	(2.2)	14%

	$107.2	$95.3	$11.9	12%	$244.7	$223.8	$20.9	9%

Food and Support Services—United States Segment

Food and Support Services – United States segment sales for the three and six-month periods increased 9% and 8% over the prior year periods due to acquisitions (approximately 3% for the six-month period), net new accounts (approximately 2% and 2%, respectively) and increased volume/base business (approximately 7% and 3%, respectively). Reported base business sales (sales to existing clients) for the second quarter were favorably affected by the fiscal calendar shift. Fiscal 2003 was a 53 week year resulting in fiscal 2004 starting one week later than normal. This results in a lack of service day comparability in the Education sector when comparing quarterly operating results between fiscal years. Management estimates that this calendar shift in the Education sector accounts for approximately 2% of the reported second quarter sales growth.

For the second quarter, sales growth in the Education sector was in the mid single digits, reflecting base business growth. The Healthcare/Corrections sectors reported high single digit sales growth due to base business growth and net new accounts. The Facilities sector reported low double digit sales growth resulting from both base business growth and net new accounts. Sales in the Sports and Entertainment sector grew in the mid single digits due to increased convention center activity and additional events at stadiums/arenas. The 2004 second quarter sales growth in the Business Services sector was also positively affected by the fiscal calendar shift resulting from the low activity Christmas/New Year holiday week being reported in different fiscal quarters between the years. Sales growth in this sector for the 2004 six month period (which reflects a more normalized comparison) was in the low single digits due to net new business growth.

Segment operating income for the three and six-month periods increased 8% and 7% compared to the prior year. Acquisitions contributed approximately 1% and 6% of the growth in the three and six month periods, respectively, and the impact of the calendar shift related to the Education sector contributed an estimated 6% to the second quarter increase. Fiscal 2004 segment operating income was influenced by a number of factors. The favorable affect of base business and new account sales growth was constrained as a result of start-up transition costs at new healthcare accounts, higher labor-related expenses (including workers’ compensation, state unemployment insurance and healthcare costs), increased healthcare clinical service labor and material costs, lost business and lower utilization of certain managed facilities.

Food and Support Services—International Segment

Sales in the Food and Support Services – International segment for the three and six month periods increased 34% and 29%, respectively, compared to the prior year. Excluding the impact of foreign currency translation, sales increased 17% and 13% for the three and six month periods due to acquisitions (approximately 8% and 6%, respectively), net new accounts (approximately 7% and 6%, respectively), and increased volume (approximately 2% and 1%, respectively). For the second quarter, Spain experienced double digit sales growth and the United Kingdom’s and Canada’s sales growth was in the high single digits. Germany reported mid single digit sales growth.

Operating income in this segment for the three and six month periods increased 35% and 26% compared to the prior year periods. Excluding the impact of foreign currency translation, operating income increased 17% and 9% for the three and six month periods, with acquisitions contributing approximately 6% and 5%, respectively. In the second quarter, Germany and Spain experienced strong earnings growth, while earnings growth in Canada was constrained due to start-up and increased operating costs at remote camps and the United Kingdom profitability was impacted by lost business and higher operating costs. The fiscal 2004 second quarter includes currency transaction gains of approximately $0.8 million.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel – Rental segment sales for the three and six month periods increased 4% and 2%, respectively, compared to the prior year. Second quarter growth was attributable to acquisitions (approximately 1%), pricing (approximately 2%) and increased volume (approximately 1%). While there was some improvement over the 2004 first quarter, sales growth in this segment continues to be constrained by the slow recovery in employment levels.

Operating income in this segment for the three and six month periods increased 9% and 7% compared to the prior year periods due primarily to the increased sales and lower merchandise costs, partially offset by higher energy and labor-related costs (workers’ compensation, state unemployment insurance and healthcare costs). We anticipate that the energy and labor-related cost pressures will continue into the second half of fiscal 2004.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel – Direct Marketing segment sales increased 3% in the second quarter of fiscal 2004 compared to the prior year and sales for the six month period were about equal with the prior year. In the second quarter sales increased in the healthcare, quick-serve restaurant, and safety products markets; partially offset by a decrease in sales in the work clothing direct mail market. Segment operating income for the three and six month periods increased 4% and 12%, respectively, compared to the prior year. Second quarter profit growth was due to the sales increases noted above partially offset by the margin impact of the sales mix and increased operating costs.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $8.6 million and $17.4 million for the three and six-month periods of fiscal 2004, compared to $7.4 million and $15.2 million for the comparable prior year periods. The second quarter of fiscal 2003 included a gain of $1.4 million related to a residual payment from a previously divested entity. The increase for the six month period is due principally to the gain in the prior year period and higher liability insurance premiums in the current year period.

OUTLOOK

Although recent national employment statistics and general economic indicators have shown improvement, we anticipate the recovery impact on our businesses will be gradual and moderate for the next several quarters. In particular, the slow recovery in employment levels, increases in labor-related costs, fewer service days at Education sector clients and continuing start-up costs at Healthcare clients may continue to have a dampening effect on our operating results.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities from continuing operations for the six-month period was $107 million in fiscal 2004 compared to $59 million in fiscal 2003, an increase of $48 million. The principal components (in millions) of the net change were:

• Increase in income from continuing operations and noncash charges	$39
• Proceeds from sale of accounts receivable	11
• Other changes net, due principally to lower working capital requirements.	(2)

$48

On April 1, 2004, Fitch Ratings upgraded the Company’s $1.7 billion senior unsecured guaranteed debt rating to ‘BBB’ from ‘BBB-’.

Effective March 31, 2004, the Company established a new $900 million revolving credit facility, consisting of an $800 million US dollar tranche and a $100 million Canadian dollar equivalent tranche. The new credit facility replaces the existing $1 billion credit facility and the Canadian C$70 million and C$25 million credit facilities, and expires in March 2009. The agreement contains an option for the Company to increase the amount of the facility to $1.25 billion, subject to the lender banks’ approval. Interest on US borrowings is based on the Prime Rate or LIBOR plus a spread of 0.31% to 0.95% (as of April 2, 2004 – 0.60%). Interest on Canadian borrowings is based on the Canadian Prime Rate or Canadian Bankers Acceptance Rate plus a spread of 0.31% to 0.95% (as of April 2, 2004 – 0.60%). The spreads increase between 0.1% and 0.25% (as of April 2, 2004 – 0.125%) if the facility utilization (as defined) is 50% or more. There is a facility fee ranging from 0.09% to 0.30% (as of April 2, 2004 – 0.15%). The spreads and fee margins are based on credit ratings as defined. The new credit facility contains restrictive covenants which provide, among other things, limitations on liens and dispositions of material assets. The terms of the credit facility also require that the Company maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, as defined.

During the first quarter of fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note bears interest at 1.2% and matures in October 2006. This note has been designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services, Ltd. During the second quarter of fiscal 2004, the Company extinguished its 30 million GBP and 30 million Euro private placement notes.

During the second quarter of fiscal 2004, the Company acquired Catering Alliance, the sixth-largest contract caterer in the United Kingdom, for approximately $85 million in cash and increased its ownership investment in Central de Restaurantes, a leading managed services company in Chile, from 20% to 51% for approximately $37 million in cash. The Company funded these acquisitions through borrowings under the revolving credit facility.

During the first six months of fiscal 2004, the Company repurchased 2.9 million shares of Class B common stock at an aggregate cost of approximately $77 million, leaving approximately $141 million available for common stock repurchases under the existing Board of Director authorization.

During the first six months of fiscal 2004, the Company paid cash dividends totaling $18.6 million ($0.05/share in both the first and second quarter of fiscal 2004). At its May 4, 2004 meeting, the Board of Directors declared a dividend in the amount of

$0.05 per share, payable on June 10, 2004 to holders of record of the Company’s Class A and Class B common stock at the close of business on May 14, 2004.

At April 30, 2004, there was approximately $575 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities, or registered or private note issuances. As of April 2, 2004, there was approximately $145.9 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 3, 2003. Debt increased and guarantees decreased during the six month period as described herein, and the Company has outstanding letters of credit in support of insurance arrangements of $46.3 million. During the second quarter of fiscal 2004, ARAMARK entered into long-term lease arrangements with an aggregate rental commitment of approximately $106 million, related principally to its Corporate headquarters facility. Other than these changes, since October 3, 2003, there has been no material change in the Company’s future obligations.

		Payments Due by Period
Contractual Obligations as of October 3, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term borrowings	$1,715,272	$13,542	$830,394	$854,636	$16,700
Capital lease obligations	14,609	4,634	4,606	3,385	1,984
Operating leases	531,202	175,949	127,581	78,484	149,188
Purchase obligations (1)	107,736	77,562	28,049	1,800	325
Other long-term liabilities reflected on the balance sheet (2)	110,688	—	30,825	—	79,863

	$2,479,507	$271,687	$1,021,455	$938,305	$248,060

Other Commercial Commitments as of October 3, 2003	Total	Amount of Commitment Expiration Per Period
	Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$46,279	$37,034	$9,245	$—	$—
Guarantees	24,269	24,269	—	—	—

	$70,548	$61,303	$9,245	$—	$—

(1)	Represents capital commitments in connection with several long-term concession contracts and other purchase commitments.

(2)	Primarily represents certain unfunded employee retirement obligations and $30 million related to the Fine Host holdback (See Note 3 to the consolidated financial statements, included in the fiscal 2003 Form 10-K).

During the first quarter of fiscal 2004, ARAMARK completed the sale of its 15% interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. As part of this transaction, ARAMARK was released from debt guarantees of approximately $16.0 million, which are included in the table above.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $230.5 million and $235.1 million at April 2, 2004 and October 3, 2003, respectively, which is subject to a security interest. The Receivables Facility has been extended through March 23, 2005, and was renewed on substantially the same terms. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At April 2, 2004 and October 3, 2003, respectively, $171.5 million and $160.7 million of accounts receivable were sold and removed from the condensed consolidated balance sheet.

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

NEW/PROPOSED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this statement (see Note 7). In March 2004, the FASB issued a Proposed SFAS – “Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25 “Accounting for Stock Issued to Employees,” currently followed by the Company (see Note 7 – Earnings Per Share).

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions, ramifications of any future terrorist attacks or increased security alert levels; increased operating costs including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment and Federal and state employment laws and wage and hour laws; inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality and other risks that are set forth in the “Risk Factors” section of our Annual Report on Form 10-K.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of April 2, 2004, has not materially changed from October 3, 2003 (See Item 7A of the Annual Report on Form 10-K), other than as described in Note 8 to the condensed consolidated financial statements.

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

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Regarding the Company’s discussions toward the settlement of the Civil Complaint in Illinois involving our school support services business, as referenced in our Annual Report on Form 10-K for the year ended October 3, 2003, a written Settlement Agreement has now been executed. On April 16, 2004, the Court issued an Order preliminarily certifying the class and approving the Settlement Agreement. The settlement is contingent upon notification to the class and final Court approval, among other things, and provides for a payment of $3.1 million (plus legal fees to be awarded by the Court), which would be fully covered by our existing reserves, to be distributed to Illinois school district class members. We can give no assurance that such settlement will be finally approved by the Court upon the terms described, or that if it is not approved, the outcome of any such claim would not have a material adverse effect upon us. We do not know whether any settlement of the Civil Complaint will have an impact on the government investigation.

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (January 3, 2004-January 30, 2004)	0	N/A	0	$35,738,065
Month 2 (January 31, 2004 – February 27, 2004)	430,000	$27.03	430,000	$174,113,052
Month 3 (February 28, 2004 – April 2, 2004)	1,210,000	$27.53	1,210,000	$140,803,202

(1)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. The repurchase program will expire when all monies authorized for use in the program have been utilized.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ARAMARK Corporation’s annual meeting of stockholders (“2004 Annual Meeting”) was held on February 3, 2004. At the 2004 Annual Meeting, the stockholders voted upon the election of four directors. The results of that vote were as follows:

	For	Withheld	Broker Non- Votes
Name of nominee:
Joseph Neubauer	849,872,461	4,055,844	N/A
Lawrence T. Babbio, Jr.	849,498,865	4,429,440	N/A
William Leonard	850,188,871	3,739,434	N/A
Karl M. von der Heyden	849,951,143	3,977,162	N/A

The terms of the following directors of the Company continued after the 2004 Annual Meeting: Patricia C. Barron, Robert J. Callander, Leonard S. Coleman, Jr., Ronald R. Davenport, Thomas H. Kean, James E. Ksansnak, James E. Preston and Ronald L. Sargent.

ARAMARK’s stockholders also voted to approve the Senior Executive Annual Performance Bonus Arrangement. The results of that vote were as follows:

For	Against	Abstentions	Broker Non-Votes
832,561,582	6,080,268	706,325	14,570,130

Finally, ARAMARK’s stockholders voted to ratify the appointment of KPMG LLP as independent public accountants for fiscal 2004. The results of that vote were as follows:

For	Against	Abstentions	Broker Non- Votes
852,973,093	560,752	394,460	N/A

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	—Exhibits:

10.1	Credit Agreement dated as of March 31, 2004.

31.1	Certification of William Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

(b)	—Reports on Form 8-K:

On February 11, 2004, the Company furnished a Form 8-K to provide a press release announcing its financial results for the quarter ended January 2, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

May 17, 2004	/s/ JOHN M. LAFFERTY

John M. Lafferty Senior Vice President, Controller and Chief Accounting Officer