Form 10-Q
period 2004-07-02
ARAMARK CORP/DE
filed 2004-08-13
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 2, 2004

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

Class A common stock outstanding at July 30, 2004: 74,877,489 shares

Class B common stock outstanding at July 30, 2004: 110,804,980 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	July 2, 2004	October 3, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$44,763	$44,475
Receivables	707,909	663,750
Inventories, at lower of cost or market	452,178	430,672
Prepayments and other current assets	67,569	87,695

Total current assets	1,272,419	1,226,592

Property and Equipment, net	1,199,312	1,184,320
Goodwill	1,563,941	1,422,639
Other Intangible Assets	280,358	294,290
Other Assets	374,022	339,736

	$4,690,052	$4,467,577

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$27,152	$18,176
Accounts payable	458,816	529,830
Accrued expenses and other liabilities	802,307	867,783

Total current liabilities	1,288,275	1,415,789

Long-Term Borrowings	1,917,072	1,711,705
Deferred Income Taxes and Other Noncurrent Liabilities	330,651	301,111
Shareholders’ Equity:
Class A common stock, par value $.01	930	1,044
Class B common stock, par value $.01	1,289	1,116
Capital surplus	995,075	910,562
Earnings retained for use in the business	1,004,649	854,129
Accumulated other comprehensive income	12,168	3,940
Treasury stock	(860,057)	(731,819)

Total shareholders’ equity	1,154,054	1,038,972

	$4,690,052	$4,467,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
Sales	$2,594,924	$2,340,554	$7,571,310	$6,859,800

Costs and Expenses:
Cost of services provided	2,356,471	2,118,788	6,881,367	6,228,382
Depreciation and amortization	74,781	66,163	218,106	192,599
Selling and general corporate expenses	31,722	27,150	95,217	86,519

	2,462,974	2,212,101	7,194,690	6,507,500

Operating income	131,950	128,453	376,620	352,300
Interest and Other Financing Costs, net	30,873	40,776	92,443	110,996

Income from continuing operations before income taxes	101,077	87,677	284,177	241,304
Provision for Income Taxes	36,617	23,826	105,711	81,227

Income from continuing operations	64,460	63,851	178,466	160,077
Income from discontinued operations, net	—	25,453	—	35,724

Net income	$64,460	$89,304	$178,466	$195,801

Earnings Per Share - Basic:
Income from continuing operations	$0.34	$0.33	$0.94	$0.84
Net income	$0.34	$0.47	$0.94	$1.02
Earnings Per Share - Diluted:
Income from continuing operations	$0.33	$0.33	$0.92	$0.81
Net income	$0.33	$0.45	$0.92	$0.99

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	July 2, 2004	June 27, 2003
Cash flows from operating activities from continuing operations:
Income from continuing operations	$178,466	$160,077
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	218,106	192,599
Income taxes deferred	21,539	19,082
Changes in noncash working capital	(138,381)	(131,084)
Other operating activities	(39,618)	(16,590)

Net cash provided by operating activities from continuing operations	240,112	224,084

Cash flows from investing activities from continuing operations:
Purchases of property and equipment and client contract investments	(212,710)	(191,838)
Disposals of property and equipment	12,708	17,938
Proceeds from sale of investment	8,500	—
Acquisition of businesses, net of cash acquired	(141,286)	(202,254)
Divestiture of businesses	—	248,077
Other investing activities	4,718	576

Net cash used in investing activities from continuing operations	(328,070)	(127,501)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	352,842	260,174
Payment of long-term borrowings	(167,249)	(217,637)
Proceeds from issuance of common stock	37,578	20,601
Repurchase of stock	(118,803)	(168,574)
Dividend payments	(27,946)	—
Other financing activities	11,824	2,333

Net cash provided by (used in) financing activities from continuing operations	88,246	(103,103)

Net cash provided by discontinued operations	—	14,722

Increase in cash and cash equivalents	288	8,202
Cash and cash equivalents, beginning of period	44,475	31,572

Cash and cash equivalents, end of period	$44,763	$39,774

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

	Three Months June 27, 2003	Nine Months June 27, 2003
	(in thousands)
Sales	$37,060	$264,277

Income before income taxes	$3,129	$20,174
Income tax provision	(1,228)	(8,002)

Income from discontinued operations, net	1,901	12,172
After-tax gain on sale	23,552	23,552

Net income	$25,453	$35,724

(3) SUPPLEMENTAL CASH FLOW INFORMATION, ETC.:

The Company made interest payments of $92.2 million and $106.5 million and income tax payments of $85.7 million and $76.4 million during the first nine months of fiscal 2004 and 2003, respectively. During the first quarter of fiscal 2004, the Company completed the sale of its interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. During the first nine months of fiscal 2003, the Company received business interruption proceeds of approximately $7.3 million. Pension expense related to defined benefit pension plans was not material for the three and nine month periods of both fiscal 2004 and 2003, and funding requirements for such plans will not be material in fiscal 2004.

Cash provided by operating activities includes tax benefits of approximately $24.7 million and $22.1 million from the employee exercise of non-qualified stock options during the first nine months of fiscal 2004 and 2003, respectively.

(4) COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $62.3 million and $186.7 million for the three and nine months ended July 2, 2004, respectively, and $102.8 million and $216.9 million for the three and nine months ended June 27, 2003, respectively.

(5) CAPITAL STOCK:

During the first nine months of fiscal 2004, 2.6 million options were granted to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. Additionally, during the first nine months of fiscal 2004, the Company issued 0.2 million restricted stock units under the 2001 EIP. The restricted stock units vest ratably over four years and are settled by conversion into Class A or Class B common stock. Compensation expense related to the restricted stock units is recognized ratably over the vesting period based on the fair value of the shares at date of grant, and totaled $0.6 million for the nine months ended July 2, 2004. During the first nine months of fiscal 2004, employees, through stock option exercises, purchased approximately 5.5 million shares of common stock for $49.4 million, of which $11.2 million was satisfied through the exchange of previously-owned shares. Also, during the first nine months of fiscal 2004, approximately 14.1 million Class A shares were converted to Class B shares.

During the first nine months of fiscal 2004, the Company repurchased 4.3 million shares of Class B common stock at an aggregate cost of approximately $117.0 million, leaving approximately $100.8 million available for common stock repurchases under the existing Board of Director’s authorization.

During the first nine months of fiscal 2004, the Company paid cash dividends totaling $27.9 million ($0.05/share in each of the first three quarters of fiscal 2004). At its August 3, 2004 meeting, the Board of Directors declared a dividend in the amount of $0.05 per share, payable on September 9, 2004 to holders of record of the Company’s Class A and Class B common stock at the close of business on August 13, 2004.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	October 3, 2003	Acquisitions	Translation and Other	July 2, 2004
Food and Support Services – United States	$1,053,394	$23,648	$—	$1,077,042
Food and Support Services – International	85,278	101,712	(82)	186,908
Uniform and Career Apparel – Rental	174,548	16,024	—	190,572
Uniform and Career Apparel – Direct Marketing	109,419	—	—	109,419

	$1,422,639	$141,384	$(82)	$1,563,941

Goodwill additions during the nine months ended July 2, 2004 reflect (i) the acquisition of Catering Alliance (UK) and an increased investment in Central de Restaurantes (Chile) in the Food and Support – International segment, (ii) the acquisition of several regional uniform rental companies and (iii) the acquisition of a small U.S. catering business. These amounts may be revised upon final determination of the purchase price allocations. In the Food and Support Services – United States segment, during the first quarter of fiscal 2004, a final allocation adjustment of approximately $18 million was recorded to increase goodwill, of which approximately $16 million reduced the amount initially allocated to other intangible assets acquired with the Fine Host acquisition, reflecting the results of an independent appraisal of these assets.

Other intangible assets consist of (in thousands):

	July 2, 2004			October 3, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$477,075	$(200,497)	$276,578	$444,712	$(160,000)	$284,712
Other	21,345	(17,565)	3,780	23,248	(13,670)	9,578

	$498,420	$(218,062)	$280,358	$467,960	$(173,670)	$294,290

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $40.0 million were acquired through business combinations during the first nine months of fiscal 2004. Amortization of intangible assets for the first nine months of fiscal 2004 was approximately $37.3 million. Amortization for the first nine months of fiscal 2003 was approximately $36.6 million, which included $1.2 million related to the write-off of certain contract assets.

(7) EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
	(in thousands, except per share data)
Earnings:
Income from continuing operations	$64,460	$63,851	$178,466	$160,077

Net income	$64,460	$89,304	$178,466	$195,801

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculations	189,446	190,727	189,131	191,383
Impact of potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	4,331	5,648	5,031	7,111

Total common shares used in diluted earnings per share calculations	193,777	196,375	194,162	198,494

Basic earnings per common share:
Income from continuing operations	$0.34	$0.33	$0.94	$0.84

Net income	$0.34	$0.47	$0.94	$1.02

Diluted earnings per common share:
Income from continuing operations	$0.33	$0.33	$0.92	$0.81

Net income	$0.33	$0.45	$0.92	$0.99

Options to purchase 172,580 shares were outstanding at July 2, 2004, but were not included in the computation of diluted earnings per common share for the three months then ended, as the effect would have been antidilutive. Options to purchase 553,920 shares were outstanding at July 2, 2004, but were not included in the computation of diluted earnings per common share for the nine months then ended, as the effect would have been antidilutive.

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

	Three Months Ended		Nine Months Ended
	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
	(in thousands, except per share data)
Net Income
As reported	$64,460	$89,304	$178,466	$195,801

Pro forma	$60,817	$86,134	$168,354	$186,849

Earnings per share
As reported:
Basic	$0.34	$0.47	$0.94	$1.02

Diluted	$0.33	$0.45	$0.92	$0.99

Pro forma:
Basic	$0.32	$0.45	$0.89	$0.98

Diluted	$0.31	$0.44	$0.87	$0.94

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

As of July 2, 2004, the Company had $320 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $300 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first nine months of fiscal 2004 and 2003, respectively, credits of approximately $1.0 million (net of tax) and $2.3 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of July 2, 2004, approximately $0.2 million of net unrealized gains related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of July 2, 2004, approximately $3.6 million has been included in “Other Non-current Liabilities,” with an offsetting decrease in “Long-term borrowings” in the condensed consolidated balance sheet related to fair value hedges. During the second quarter of fiscal 2004, the Company terminated $200 million of interest rate swap agreements which were designated as fair value hedges. The terminations resulted in a gain of $13.9 million, which will be recognized as an adjustment to interest expense over the remaining term of the hedged loans. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first nine months of fiscal 2004 and 2003 was not material.

As of July 2, 2004, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 30.3 million Euros and 81 million Canadian dollars, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of July 2, 2004, the fair-value of these foreign exchange contracts was $(1.2) million, which is included in “Accrued expenses and other liabilities.” Net foreign currency transaction gains and losses were not material during the periods presented.

(9) ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $187.6 million and $235.1 million at July 2, 2004 and October 3, 2003, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At July 2, 2004 and October 3, 2003, respectively, $159.4 million and $160.7 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $2.1 million and $2.8 million for the first nine months of fiscal 2004 and 2003, respectively, and is included in “Interest and other financing costs, net.”

(10) SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended		Nine Months Ended
Sales	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
	(in thousands)
Food and Support Services—United States	$1,753,072	$1,623,463	$5,088,326	$4,712,854
Food and Support Services—International	474,696	362,701	1,364,112	1,052,255
Uniform and Career Apparel—Rental	262,312	253,517	778,480	759,281
Uniform and Career Apparel—Direct Marketing	104,844	100,873	340,392	335,410

	$2,594,924	$2,340,554	$7,571,310	$6,859,800

	Three Months Ended		Nine Months Ended
Operating Income	July 2, 2004	June 27, 2003	July 2, 2004	June 27, 2003
	(in thousands)
Food and Support Services—United States	$89,523	$85,897	$240,323	$227,206
Food and Support Services—International	19,010	16,181	58,306	47,252
Uniform and Career Apparel—Rental	29,095	28,869	84,686	80,868
Uniform and Career Apparel—Direct Marketing	2,457	4,201	18,807	18,832

	140,085	135,148	402,122	374,158
Corporate	(8,135)	(6,695)	(25,502)	(21,858)

Operating Income	131,950	128,453	376,620	352,300
Interest Expense, net	(30,873)	(40,776)	(92,443)	(110,996)

Income Before Income Taxes	$101,077	$87,677	$284,177	$241,304

Interest expense in the 2003 third quarter included a debt extinguishment charge of approximately $7.7 million.

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

(11) ACQUISITIONS:

During the second quarter of fiscal 2004, the Company acquired Catering Alliance, a contract caterer in the United Kingdom, for approximately $85 million in cash, and increased its ownership in Central de Restaurantes (Chile) from 20% to 51% for approximately $37 million in cash. The Company’s pro forma results of operations for the first nine months of fiscal 2004 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the fiscal period.

During fiscal 2003, the Company acquired three regional uniform rental companies for a total of approximately $27 million in cash. The Company’s pro forma results of operations for the first nine months of fiscal 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the period. On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services (CTS) business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of the assets of Fine Host Corporation, a food service management company, for approximately $95 million. The results of Fine Host have been included starting in the second quarter of fiscal 2003. The pro forma results of operations for the first nine months of fiscal 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the period.

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

(13) FINANCING ACTIVITIES:

Effective June 21, 2004, ARAMARK Ireland Holdings Ltd. (AIHL) established a new GBP 150 million revolving credit facility, with borrowings available in multiple currencies. The credit facility expires in June 2009. The agreement contains an option for AIHL to increase the amount of the facility to GBP 250 million, subject to the lender banks’ approval. Interest on borrowings is based on the relevant currency LIBOR plus a spread of 0.375% to 1.50% (as of July 2, 2004 – 0.70%). The spread decreases 0.05% if the facility utilization (as defined) is less than 50%. The spreads are based on credit ratings of ARAMARK Corporation as defined. The credit facility contains restrictive covenants which provide, among other things, limitations on liens and dispositions of material assets by ARAMARK Corporation and its Consolidated Subsidiaries, which are consistent with the US Credit Facility. The terms of the credit facility also require that ARAMARK Corporation maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, which are consistent with the US Credit Facility.

Effective March 31, 2004, the Company established a new $900 million revolving credit facility, consisting of an $800 million US dollar tranche and a $100 million Canadian dollar equivalent tranche. The new credit facility replaced the previous $1 billion credit facility and the Canadian C$70 million and C$25 million credit facilities, and expires in March 2009. The agreement contains an option for the Company to increase the amount of the facility to $1.25 billion, subject to the lender banks’ approval. Interest on US borrowings is based on the Prime Rate or LIBOR plus a spread of 0.31% to 0.95% (as of July 2, 2004 – 0.60%). Interest on Canadian borrowings is based on the Canadian Prime Rate or Canadian Bankers Acceptance Rate plus a spread of 0.31% to 0.95% (as of July 2, 2004 – 0.60%). The spreads increase between 0.1% and 0.25% (as of July 2, 2004 – 0.125%) if the facility utilization (as defined) is 50% or more. There is a facility fee ranging from 0.09% to 0.30% (as of July 2, 2004 – 0.15%). The spreads and fee margins are based on credit ratings as defined. The new credit facility contains restrictive covenants which provide, among other things, limitations on liens and dispositions of material assets. The terms of the credit facility also require that the Company maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, as defined.

During the first quarter of fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note bears interest at 1.2% and matures in October 2006. This note has been designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd. During the second quarter of fiscal 2004, the Company repaid its 30 million GBP and 30 million Euro private placement notes.

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

(14) COMMITMENTS AND CONTINGENCIES:

ARAMARK has guaranteed certain indebtedness of an investee entity in the maximum amount of $9 million. Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $77 million at July 2, 2004 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 2, 2004.

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

Regarding the Company’s settlement of the Civil Complaint in Illinois involving our school support services business (“Settlement”), as referenced in our Annual Report on Form 10-K for the year ended October 3, 2003 and our Quarterly Reports on Form 10-Q for the quarterly periods ended January 2, 2004 and April 2, 2004, on July 30, 2004, the Illinois Court granted final approval of the Settlement Agreement. The payment of the Settlement, which has been fully reserved, is contingent upon the 30-day appeal period expiring. The funds will be distributed to the Illinois school district class members who file properly executed claim forms. We can give no assurance that such settlement will not be appealed, or if it is reversed, whether the outcome of any such claim would have a material adverse effect upon us. We do not know whether any settlement of the Civil Complaint will have an impact on the government investigation.

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers and employees, including under federal and state employment laws and wage and hour laws. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we do not believe that any such actions or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

On July 21, 2004, Agents of the Department of Commerce, among others, executed a search warrant at the Lexington, Kentucky facilities of Galls, Inc., a subsidiary of the Company, to gather records in connection with record keeping and documentation of certain export sales. A grand jury subpoena has also been issued from the United States District Court in the District of Columbia seeking certain records at the California facilities of Galls, among others. The investigation surrounds the possible failure to obtain proper export licenses or prepare accurate shipping declarations in connection with the export of handcuffs, helmets and related products. Galls is providing records in response and is cooperating fully in the investigation. The Company can give no assurance as to the outcome of this investigation.

(15) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of July 2, 2004. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

July 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$34.6	$10.1	$0.1	$—	$44.8
Receivables	505.0	202.2	0.7	—	707.9
Inventories, at lower of cost or market	112.3	339.9	—	—	452.2
Prepayments and other current assets	60.6	3.4	3.6	—	67.6

Total current assets	712.5	555.6	4.4	—	1,272.5

Property and Equipment, net	453.6	743.5	2.2	—	1,199.3
Goodwill	1,078.0	485.9	—	—	1,563.9
Intercompany Receivables	1,534.0	765.9	—	(2,299.9)	—
Investment in Subsidiaries	—	—	2,723.6	(2,723.6)	—
Other Intangible Assets	230.1	50.3	—	—	280.4
Other Assets	266.9	104.6	2.5	—	374.0

	$4,275.1	$2,705.8	$2,732.7	$(5,023.5)	$4,690.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$20.8	$6.4	$—	$—	$27.2
Accounts payable	359.0	87.1	12.7	—	458.8
Accrued expenses and other liabilities	551.6	238.4	12.3	—	802.3

Total current liabilities	931.4	331.9	25.0	—	1,288.3

Long-Term Borrowings	1,903.2	13.9	—	—	1,917.1
Deferred Income Taxes and Other Noncurrent Liabilities	213.5	97.5	19.7	—	330.7
Intercompany Payable	374.9	391.0	1,534.0	(2,299.9)	—
Shareholders’ Equity	852.1	1,871.5	1,154.0	(2,723.6)	1,154.0

	$4,275.1	$2,705.8	$2,732.7	$(5,023.5)	$4,690.1

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

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended July 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$1,833.8	$761.1	$—	$—	$2,594.9
Equity in Net Income of Subsidiaries	—	—	64.5	(64.5)	—
Management Fee Income	—	—	6.3	(6.3)	—

	1,833.8	761.1	70.8	(70.8)	2,594.9
Costs and Expenses:
Cost of services provided	1,720.0	644.4	—	(7.9)	2,356.5
Depreciation and amortization	44.7	30.0	—	—	74.7
Selling and general corporate expenses	15.8	8.0	6.3	1.6	31.7

	1,780.5	682.4	6.3	(6.3)	2,462.9

Operating income	53.3	78.7	64.5	(64.5)	132.0
Interest and Other Financing Costs, net:
Interest expense, net	30.7	0.2	—	—	30.9
Intercompany interest, net	(9.1)	9.1	—	—	—

Interest and Other Financing Costs, net	21.6	9.3	—	—	30.9

Income before income taxes	31.7	69.4	64.5	(64.5)	101.1
Provision for Income Taxes	10.3	26.3	—	—	36.6

Net income	$21.4	$43.1	$64.5	$(64.5)	$64.5

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

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the nine months ended July 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$5,608.5	$1,962.8	$—	$—	$7,571.3
Equity in Net Income of Subsidiaries	—	—	178.5	(178.5)	—
Management Fee Income	—	—	23.5	(23.5)	—

	5,608.5	1,962.8	202.0	(202.0)	7,571.3
Costs and Expenses:
Cost of services provided	5,240.2	1,666.6	—	(25.4)	6,881.4
Depreciation and amortization	129.1	88.8	—	0.2	218.1
Selling and general corporate expenses	45.9	24.1	23.2	2.0	95.2

	5,415.2	1,779.5	23.2	(23.2)	7,194.7

Operating income	193.3	183.3	178.8	(178.8)	376.6
Interest and Other Financing Costs, net
Interest expense, net	91.4	0.7	0.3	—	92.4
Intercompany interest, net	(27.1)	27.4	—	(0.3)	—

Interest and Other Financing Costs, net	64.3	28.1	0.3	(0.3)	92.4

Income before income taxes	129.0	155.2	178.5	(178.5)	284.2
Provision for Income Taxes	45.5	60.2	—	—	105.7

Net income	$83.5	$95.0	$178.5	$(178.5)	$178.5

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

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended July 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$96.8	$150.5	$(7.2)	$—	$240.1
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(124.1)	(88.7)	0.1	—	(212.7)
Disposals of property and equipment	8.8	3.9	—	—	12.7
Proceeds from sale of investment	—	8.5	—	—	8.5
Acquisitions of businesses, net of cash acquired	(119.3)	(22.0)	—	—	(141.3)
Other investing activities	0.7	4.0	—	—	4.7

Net cash used in investing activities	(233.9)	(94.3)	0.1	—	(328.1)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	352.6	0.2	—	—	352.8
Payment of long-term borrowings	(163.0)	(4.2)	—	—	(167.2)
Proceeds from issuance of common stock	—	—	37.6	—	37.6
Repurchase of stock	—	—	(118.8)	—	(118.8)
Change in intercompany, net	(68.6)	(46.0)	114.6	—	—
Payment of dividend	—	—	(27.9)	—	(27.9)
Other financing activities	10.2	—	1.6	—	11.8

Net cash provided by (used in) financing activities	131.2	(50.0)	7.1	—	88.3

Increase (decrease) in cash and cash equivalents	(5.9)	6.2	—	—	0.3
Cash and cash equivalents, beginning of period	40.5	3.9	0.1	—	44.5

Cash and cash equivalents, end of period	$34.6	$10.1	$0.1	$—	$44.8

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended June 27, 2003

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$53.9	$196.0	$(25.8)	$—	$224.1
Cash flows from investing activities from continuing operations:
Purchases of property and equipment and client contract investments	(104.8)	(86.9)	(0.2)	—	(191.9)
Disposals of property and equipment	13.8	4.1	—	—	17.9
Acquisition of businesses, net of cash acquired	(173.5)	(28.7)	—	—	(202.2)
Divestiture of businesses	—	248.1	—	—	248.1
Other investing activities	(1.4)	2.0	—	—	0.6

Net cash provided by (used in) investing activities from continuing operations	(265.9)	138.6	(0.2)	—	(127.5)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	259.3	0.9	—	—	260.2
Payment of long-term borrowings	(212.5)	(5.1)	—	—	(217.6)
Repurchase of stock	—	—	(168.6)	—	(168.6)
Proceeds from issuance of common stock	—	—	20.6	—	20.6
Other financing activities	(0.7)	—	3.0	—	2.3
Change in intercompany, net	175.7	(346.6)	170.9	—	—

Net cash provided by (used in) financing activities from continuing operations	221.8	(350.8)	25.9	—	(103.1)

Net cash provided by discontinued operations	—	14.7	—	—	14.7

Increase (decrease) in cash and cash equivalents	9.8	(1.5)	(0.1)	—	8.2
Cash and cash equivalents, beginning of period	19.1	12.3	0.2	—	31.6

Cash and cash equivalents, end of period	$28.9	$10.8	$0.1	$—	$39.8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and nine-month periods ended July 2, 2004 and June 27, 2003 should be read in conjunction with the quarterly financial statements and notes thereto contained in this Form 10-Q and our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended October 3, 2003. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which are provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and incorporated by reference herein.

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

In preparing our financial statements, management is required to make estimates and assumptions that, among other things, affect the reported amounts of assets, liabilities, sales and expenses. These estimates and assumptions are most significant where they involve levels of subjectivity and judgment necessary to account for highly uncertain matters or matters susceptible to change, and where they can have a material impact on our financial condition and operating performance. We discuss below the more significant estimates and related assumptions used in the preparation of our consolidated financial statements. If actual results were to differ materially from the estimates made, the reported results could be materially affected.

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

Litigation and Claims

The Company is a party to various legal actions including, among others, employment matters, compliance with government regulations, including import and export controls and customs laws, federal and state employment laws, including wage and hour laws, contractual disputes and other matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

RESULTS OF CONTINUING OPERATIONS

On May 9, 2003, our former Educational Resources Segment was sold and the fiscal 2003 operating results for this business are reported as “discontinued operations.” The tables below present sales and operating income from continuing operations.

These tables present our sales and operating income, and related percentages attributable to each operating segment, for the three and nine-months ended July 2, 2004 and June 27, 2003. As further discussed below, fiscal 2003 was a 53 week year and the 53rd week, which ended on October 3, 2003, was included in fourth quarter fiscal 2003 results. This condition affects comparability of the fiscal 2004/2003 interim periods.

	Three Months Ended				Nine Months Ended
	July 2, 2004		June 27, 2003		July 2, 2004		June 27, 2003
Sales by Reportable Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$1,753.1	68%	$1,623.5	69%	$5,088.3	67%	$4,712.8	69%
Food & Support Services - International	474.7	18%	362.7	15%	1,364.1	18%	1,052.3	15%
Uniform and Career Apparel - Rental	262.3	10%	253.5	11%	778.5	10%	759.3	11%
Uniform and Career Apparel - Direct Marketing	104.8	4%	100.9	5%	340.4	5%	335.4	5%

	$2,594.9	100%	$2,340.6	100%	$7,571.3	100%	$6,859.8	100%

	Three Months Ended				Nine Months Ended
	July 2, 2004		June 27, 2003		July 2, 2004		June 27, 2003
Operating Income by Reportable Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$89.5	68%	$85.9	67%	$240.3	64%	$227.2	65%
Food & Support Services - International	19.0	14%	16.2	13%	58.3	16%	47.3	13%
Uniform and Career Apparel - Rental	29.1	22%	28.9	22%	84.7	22%	80.9	23%
Uniform and Career Apparel - Direct Marketing	2.5	2%	4.2	3%	18.8	5%	18.8	5%
Corporate	(8.1)	-6%	(6.7)	-5%	(25.5)	-7%	(21.9)	-6%

	$132.0	100%	$128.5	100%	$376.6	100%	$352.3	100%

Consolidated Overview

Sales of $2.6 billion for the fiscal 2004 third quarter and $7.6 billion for the nine-month period increased 11% and 10%, respectively, over the prior year periods. Sales increased in the third quarter of fiscal 2004 in all four business segments. Excluding the impact of acquisitions, divestitures and foreign currency translation, and, as further explained below (see Food and Support Services – United States segment), adjusting for the effect of the forward shift in our fiscal calendar (fiscal 2003 was a 53 week year) on the Education sector, consolidated sales increased 8% and 6% for the three and nine month periods, respectively. Operating income for the fiscal 2004 third quarter was $132.0 million and $376.6 million for the nine-month period, an increase of 3% and 7%, respectively, compared to the prior year periods. Excluding acquisitions, divestitures and the impact of foreign currency translation, and adjusting for the effect of the calendar shift noted above, operating income increased 1% and 2% for the three and nine month periods, respectively. Consolidated operating income margins were comparable during the nine month periods (5.0% in 2004 compared to 5.1% in 2003), and decreased somewhat in the 2004 three month period (from 5.5% in 2003 to 5.1% in 2004). Initial operating losses associated with the start-up of certain healthcare contracts, and lower margins in both the uniform rental and direct marketing segments, reduced the consolidated margin for the three month period.

Interest and other financing costs for the three and nine-month periods decreased $9.9 million and $18.6 million, respectively, from the prior year periods. Interest expense in the 2003 third quarter included a debt extinguishment charge of approximately $7.7 million. In addition, both average interest rates and borrowing levels were lower in the 2004 three and nine month periods. The effective income tax rate for the fiscal 2004 nine-month period was 37.2% compared to 33.7% in fiscal 2003. In the third quarter of fiscal 2003 the tax provision was reduced by approximately $8.4 million, as a result of the settlement of certain open tax years.

Income from continuing operations for the 2004 three and nine month periods was $64.5 million and $178.5 million, compared to $63.9 million and $160.1 million in the prior year periods, reflecting increases of 1% and 11%, respectively. Net income in fiscal

2003 (which includes the operating results from the divested childcare business) for the three and nine month periods was $89.3 million and $195.8 million, respectively.

Fiscal 2004 third quarter diluted earnings per share from continuing operations was $0.33 per share compared to $0.33 per share in fiscal 2003. The fiscal 2003 third quarter included $0.02 per share resulting from the income tax adjustment and debt extinguishment charge described above. The weighted average share count for the three month periods was 193.8 million shares and 196.4 million shares in fiscal 2004 and 2003, respectively, reflecting the impact of the Company’s ongoing share repurchase program.

For the nine month period, diluted earnings per share from continuing operations was $0.92 per share compared to $0.81 per share in fiscal 2003. The weighted average share count for the nine-month periods was 194.2 million shares and 198.5 million shares in fiscal 2004 and 2003, respectively.

Segment Results

The following tables present a fiscal 2004/2003 comparison of reportable segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended				Nine Months Ended
	July 2, 2004	June 27, 2003	Change		July 2, 2004	June 27, 2003	Change
Sales by Reportable Segment			$	%			$	%
	(dollars in millions)
Food & Support Services - United States	$1,753.1	$1,623.5	$129.6	8%	$5,088.3	$4,712.8	$375.5	8%
Food & Support Services - International	474.7	362.7	112.0	31%	1,364.1	1,052.3	311.8	30%
Uniform and Career Apparel - Rental	262.3	253.5	8.8	3%	778.5	759.3	19.2	3%
Uniform and Career Apparel - Direct Marketing	104.8	100.9	3.9	4%	340.4	335.4	5.0	1%

	$2,594.9	$2,340.6	$254.3	11%	$7,571.3	$6,859.8	$711.5	10%

	Three Months Ended				Nine Months Ended
	July 2, 2004	June 27, 2003	Change		July 2, 2004	June 27, 2003	Change
Operating Income by Reportable Segment			$	%			$	%
	(dollars in millions)
Food & Support Services - United States	$89.5	$85.9	$3.6	4%	$240.3	$227.2	$13.1	6%
Food & Support Services - International	19.0	16.2	2.8	17%	58.3	47.3	11.0	23%
Uniform and Career Apparel - Rental	29.1	28.9	0.2	1%	84.7	80.9	3.8	5%
Uniform and Career Apparel - Direct Marketing	2.5	4.2	(1.7)	-40%	18.8	18.8	—	—%
Corporate	(8.1)	(6.7)	(1.4)	21%	(25.5)	(21.9)	(3.6)	16%

	$132.0	$128.5	$3.5	3%	$376.6	$352.3	$24.3	7%

Food and Support Services—United States Segment

Food and Support Services – United States segment sales for both the three and nine-month periods increased 8% over the prior year periods due to acquisitions (approximately 2% for the nine-month period), net new accounts (approximately 3% and 2%, respectively) and increased volume/base business (approximately 5% and 4%, respectively). Reported base business sales (sales to existing clients) for the third quarter were unfavorably affected by the fiscal calendar shift. Fiscal 2003 was a 53 week year, resulting in fiscal 2004 starting one week later than normal. This results in a lack of service day comparability in the Education sector when comparing quarterly operating results between fiscal years. Management estimates that this calendar shift in the Education sector reduced volume/base business growth by approximately 2% in the third quarter of 2004.

For the third quarter, reported sales in the Education sector were about flat to prior year, reflecting the calendar shift described above. The Healthcare/Corrections sector reported high single digit sales growth due to base business growth and net new accounts. The Facilities sector reported low double digit sales growth resulting from both net new accounts and base business growth. Sales in the Sports and Entertainment sector grew in the low double digits due to increased parks and convention center activity and growth at stadium accounts. The 2004 third quarter sales growth in the Business Services sector was in the mid single digits reflecting both base business growth and net new accounts.

Segment operating income for the three and nine-month periods increased 4% and 6% compared to the prior year periods. Acquisitions contributed approximately 1% and 4% of the growth in the three and nine month periods, respectively. Management estimates that the impact of the calendar shift related to the Education sector reduced the operating income growth rate for the 2004 third quarter by approximately 3%. Fiscal 2004 segment operating income was influenced by a number of factors. The favorable effect of base business and new account sales growth was constrained as a result of start-up transition costs at new healthcare accounts, increased healthcare clinical service labor and material costs, higher labor-related expenses (including workers’ compensation, state unemployment insurance and healthcare costs), and somewhat higher food costs, particularly at Education accounts. Broadly affecting year over year comparisons, improved operating performance in the Sports & Entertainment Sector was effectively offset by lower operating income in the Facilities Sector.

Food and Support Services—International Segment

Sales in the Food and Support Services – International segment for the three and nine month periods increased 31% and 30%, respectively, compared to the prior year. Excluding the impact of foreign currency translation, sales increased 22% and 16% for the three and nine month periods due to acquisitions (approximately 18% and 10%, respectively), net new accounts (approximately 2% and 4%, respectively), and increased volume (approximately 2% in each period). For the third quarter, Spain, Belgium and Canada experienced strong sales growth while increases in the United Kingdom and Germany were due entirely to acquisitions and foreign currency translation.

Operating income in this segment for the three and nine month periods increased 17% and 23% compared to the prior year periods. Excluding the impact of foreign currency translation, operating income increased 9% for both the three and nine month periods, with acquisitions contributing approximately 10% and 7%, respectively. In the third quarter, Spain, Belgium and Canada experienced strong earnings growth, while earnings in the United Kingdom were negatively impacted by higher operating costs and lost business. The fiscal 2004 nine month period includes currency transaction gains of approximately $0.8 million.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel – Rental segment sales for both the three and nine month periods increased 3% compared to the prior year. Third quarter growth was attributable to pricing (approximately 1%) and increased volume (approximately 2%). Sales growth in this segment continues to be constrained by the slow recovery in employment levels, particularly in the manufacturing sector.

Operating income in this segment for the three and nine month periods increased 1% and 5% compared to the prior year periods due primarily to the increased sales and lower merchandise costs, partially offset by higher fuel and labor-related costs, and increased sales force expense. We anticipate that the fuel and labor-related cost pressures will continue into the fourth quarter of fiscal 2004.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel – Direct Marketing segment sales increased 4% in the third quarter of fiscal 2004 compared to the prior year, while sales for the nine month period were about 1% higher than prior year. In the third quarter, sales increased in the healthcare, quick-serve restaurant and safety products markets, partially offset by a decrease in sales in the work clothing direct mail market. Segment operating income decreased approximately 40% for the 2004 three month period and was equal to last year for the nine month period. Third quarter operating income decreased significantly due to gross margin reduction in the public safety products business related to changes in sales mix, and higher advertising and administrative expenses. For the nine month period, the public safety products reduction effectively offset increased operating income in the remainder of the direct marketing business.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $8.1 million and $25.5 million for the three and nine-month periods of fiscal 2004, compared to $6.7 million and $21.9 million for the comparable prior year periods. The principal cost increases in both periods include finance administration, insurance, travel and stock compensation.

OUTLOOK

Although recent national employment statistics and general economic indicators have shown improvement, we anticipate the recovery impact on our businesses will be gradual and moderate for the next several quarters. In particular, the slow recovery in employment levels, particularly in the manufacturing sector, increases in labor-related costs, continuing start-up costs at new clients and other cost pressures may continue to have a dampening effect on our operating results. In addition, we have reduced our fourth quarter expectations for the parks business as a result of the publicity surrounding the western drought. Finally, the recent federal government investigation concerning export sales at Galls has had an adverse impact on our Uniform – Direct Marketing Segment. While Galls’ actual export sales are less than 5% of its total sales, the uncertainty surrounding the investigation has very recently started to affect our business. As a result, we now expect fourth quarter operating income for our direct marketing segment to be well below prior year.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities from continuing operations for the nine-month period was $240 million in fiscal 2004 compared to $224 million in fiscal 2003, an increase of $16 million. Increased cash flow resulting from higher income and non-cash charges was partially offset by slightly higher working capital requirements and a reduction in noncurrent insurance liabilities in the current year nine month period.

On April 1, 2004, Fitch Ratings upgraded the Company’s $1.7 billion senior unsecured guaranteed debt rating to ‘BBB’ from ‘BBB-’.

Effective June 21, 2004, ARAMARK Ireland Holdings Ltd. (AIHL) established a new GBP 150 million revolving credit facility, with borrowings available in multiple currencies. The credit facility expires in June 2009. The agreement contains an option for AIHL to increase the amount of the facility to GBP 250 million, subject to the lender banks’ approval. Interest on borrowings is based on the relevant currency LIBOR plus a spread of 0.375% to 1.50% (as of July 2, 2004 – 0.70%). The spread decreases 0.05% if the facility utilization (as defined) is less than 50%. The spreads are based on credit ratings of ARAMARK Corporation as defined. The credit facility contains restrictive covenants which provide, among other things, limitations on liens and dispositions of material assets, which are consistent with the US Credit Facility. The terms of the credit facility also require that ARAMARK maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, which are consistent with the US Credit Facility.

Effective March 31, 2004, the Company established a new $900 million revolving credit facility, consisting of an $800 million US dollar tranche and a $100 million Canadian dollar equivalent tranche. The new credit facility replaced the previous $1 billion credit facility and the Canadian C$70 million and C$25 million credit facilities, and expires in March 2009. The agreement contains an option for the Company to increase the amount of the facility to $1.25 billion, subject to the lender banks’ approval. Interest on US borrowings is based on the Prime Rate or LIBOR plus a spread of 0.31% to 0.95% (as of July 2, 2004 – 0.60%). Interest on Canadian borrowings is based on the Canadian Prime Rate or Canadian Bankers Acceptance Rate plus a spread of 0.31% to 0.95% (as of July 2, 2004 – 0.60%). The spreads increase between 0.1% and 0.25% (as of July 2, 2004 – 0.125%) if the facility utilization (as defined) is 50% or more. There is a facility fee ranging from 0.09% to 0.30% (as of July 2, 2004 – 0.15%). The spreads and fee margins are based on credit ratings as defined. The new credit facility contains restrictive covenants which provide, among other things, limitations on liens and dispositions of material assets. The terms of the credit facility also require that the Company maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, as defined.

During the first quarter of fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note bears interest at 1.2% and matures in October 2006. This note has been designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd. During the second quarter of fiscal 2004, the Company repaid its 30 million GBP and 30 million Euro private placement notes.

During the second quarter of fiscal 2004, the Company acquired Catering Alliance, a contract caterer in the United Kingdom, for approximately $85 million in cash, and increased its ownership in Central de Restaurantes (Chile) from 20% to 51% for approximately $37 million in cash. The Company funded these acquisitions through borrowings under the revolving credit facility.

During the third quarter of fiscal 2003, the Company completed a tender offer for its 6-3/4% guaranteed notes due August 1, 2004, issued by ARAMARK Services, Inc. and guaranteed by ARAMARK Corporation. The total cash consideration paid for the purchase of the notes, including accrued interest, was $102 million. Additionally, during the third quarter of fiscal 2003, the Company retired a $45 million term loan due March 2005. These two transactions resulted in an extinguishment charge of $7.7 million, which is included in “Interest and Other Financing Costs, net,” and were financed through borrowings under the Company’s former $1 billion bank credit facility.

During the first nine months of fiscal 2004, the Company repurchased 4.3 million shares of Class B common stock at an aggregate cost of approximately $117.0 million, leaving approximately $100.8 million available for common stock repurchases under the existing Board of Director’s authorization.

During the first nine months of fiscal 2004, the Company paid cash dividends totaling $27.9 million ($0.05/share in each of the first three quarters of fiscal 2004). At its August 3, 2004 meeting, the Board of Directors declared a dividend in the amount of $0.05 per share, payable on September 9, 2004 to holders of record of the Company’s Class A and Class B common stock at the close of business on August 13, 2004.

At July 30, 2004, there was approximately $700 million of unused committed credit availability under our senior revolving credit facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities, or registered or private note issuances. As of July 2, 2004, there was approximately $260.0 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 3, 2003. Debt increased and guarantees decreased during the nine month period as described herein, and the Company has outstanding letters of credit in support of insurance arrangements of $22.1 million. Also, during the nine months of fiscal 2004, ARAMARK entered into long-term lease arrangements with an aggregate rental commitment of approximately $110 million, related principally to its Corporate headquarters facility. Other than these changes, since October 3, 2003, there has been no material change in the Company’s future obligations.

		Payments Due by Period
Contractual Obligations as of October 3, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Long-term borrowings	$1,715,272	$13,542	$830,394	$854,636	$16,700
Capital lease obligations	14,609	4,634	4,606	3,385	1,984
Operating leases	531,202	175,949	127,581	78,484	149,188
Purchase obligations (1)	107,736	77,562	28,049	1,800	325
Other long-term liabilities reflected on the balance sheet (2)	110,688	—	30,825	—	79,863

	$2,479,507	$271,687	$1,021,455	$938,305	$248,060

		Amount of Commitment Expiration Per Period
Other Commercial Commitments as of October 3, 2003	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$46,279	$37,034	$9,245	$—	$—
Guarantees	24,269	24,269	—	—	—

	$70,548	$61,303	$9,245	$—	$—

(1)	Represents capital commitments in connection with several long-term concession contracts and other purchase commitments.

(2)	Primarily represents certain unfunded employee retirement obligations and $30 million related to the Fine Host holdback (See Note 3 to the consolidated financial statements, included in the fiscal 2003 Form 10-K).

During the first quarter of fiscal 2004, ARAMARK completed the sale of its 15% interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. As part of this transaction, ARAMARK was released from debt guarantees of approximately $16.0 million, which are included in the table above.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $187.6 million and $235.1 million at July 2, 2004 and October 3, 2003, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At July 2, 2004 and October 3, 2003, respectively, $159.4 million and $160.7 million of accounts receivable were sold and removed from the condensed consolidated balance sheet.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of union organizing activities; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment, Federal and state employment laws and wage and hour laws and import and export controls and customs laws; inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of July 2, 2004, has not materially changed from October 3, 2003 (See Item 7A of the Annual Report on Form 10-K), other than as described in Notes 8 and 13 to the condensed consolidated financial statements.

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

(b) Change in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Regarding the Company’s settlement of the Civil Complaint in Illinois involving our school support services business (“Settlement”), as referenced in our Annual Report on Form 10-K for the year ended October 3, 2003 and our Quarterly Reports on Form 10-Q for the quarterly periods ended January 2, 2004 and April 2, 2004, on July 30, 2004, the Illinois Court granted final approval of the Settlement Agreement. The payment of the Settlement, which has been fully reserved, is contingent upon the 30-day appeal period expiring. The funds will be distributed to the Illinois school district class members who file properly executed claim forms. We can give no assurance that such settlement will not be appealed, or if it is reversed, whether the outcome of any such claim would have a material adverse effect upon us. We do not know whether any settlement of the Civil Complaint will have an impact on the government investigation.

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers and employees, including under federal and state employment laws and wage and hour laws.

Based on information currently available, advice of counsel, available insurance coverage and established reserves, we do not believe that any such actions or investigations are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

On July 21, 2004, Agents of the Department of Commerce, among others, executed a search warrant at the Lexington, Kentucky facilities of Galls, a division of the Company, to gather records in connection with record keeping and documentation of certain export sales and a grand jury subpoena was subsequently issued from the United States District Court in the District of Columbia seeking certain records at Galls’ California facilities, among others. The investigation surrounds the possible failure to obtain proper export licenses or prepare accurate shipping declarations in connection with the export of Galls products. Galls is providing records in response and is cooperating fully in the investigation. The Company can give no assurance as to the outcome of this investigation.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs[1]	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (April 3, 2004 – April 30, 2004)	0	N/A	0	$140,803,202
Month 2 (May 1, 2004 – May 28, 2004)	500,000	$27.16	500,000	$127,224,542
Month 3 (May 29, 2004 – July 2, 2004)	940,000	$28.08	940,000	$100,824,883

(1)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. The repurchase program will expire when all monies authorized for use in the program have been utilized.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) —Exhibits:

10.1	£150,000,000 Credit Facility for ARAMARK Ireland Holdings Limited dated June 21, 2004.

10.2	Agreement Relating to Employment and Post Employment Competition with Lynn B. McKee dated May 5, 2004.

10.3	Letter Agreement with Brian G. Mulvaney dated May 29, 2004.

31.1	Certification of William Leonard pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of William Leonard pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

(b) —Reports on Form 8-K:

On May 12, 2004, the Company furnished a Form 8-K to provide a press release announcing its financial results for the quarter ended April 2, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

August 13, 2004	/s/ JOHN M. LAFFERTY
John M. Lafferty Senior Vice President, Controller and Chief Accounting Officer