Form 10-K
period 2004-10-01
ARAMARK CORP/DE
filed 2004-12-10
CIK 1144528

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 1, 2004 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 001-16807

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-3086414
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Aggregate market value of the voting stock held by nonaffiliates at April 2, 2004: $4.15 billion

Common stock outstanding at October 29, 2004:	Class A Common Stock	70,611,678 shares
	Class B Common Stock	111,958,549 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 annual meeting of stockholders are incorporated by reference in Part III of this Annual Report.

PART I

Item 1.

BUSINESS

Overview

ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of managed services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities.

In the United States, we are one of the largest food service companies, and in most of the other countries in which we operate, we are among the top three. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Due to our geographic presence and our approximately 242,500 employees, we serve thousands of clients and millions of customers in 19 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2004,” which refers to our fiscal year ended October 1, 2004.

Segment information is incorporated by reference to footnote 12 of our consolidated financial statements.

Fiscal 2004 Acquisitions

We acquired Catering Alliance, a contract caterer in the United Kingdom, in January 2004 for approximately $85 million in cash.

In February 2004, we increased our investment in Central Restaurantes, our joint venture in Chile, to 51 percent for approximately $37 million in cash. Our initial investment of 20 percent ownership in Central Restaurantes was made in September 2001. Central Restaurantes provides dining and facilities services to customers in business, mining, healthcare and education in Chile, as well as Argentina.

In July 2004, we expanded our international operations to the Peoples Republic of China by acquiring 90 percent of Bright China Service Industries (BCSI), a facilities services company, for approximately $13 million. BCSI was previously a franchisee of ARAMARK Management Services Limited Partnership.

History

Our business traces its history back to the 1930s, when we began providing vending services to plant employees in the aviation industry in Southern California. In 1959, our founders, Davre J. Davidson and William S. Fishman, combined their two businesses to form our predecessor company, which became publicly traded in 1960. In the ensuing years, we broadened our service offerings and expanded our client base, including through the acquisition of our uniform services business in 1977. In 1984, we completed a management buyout, and from 1984, our management and employees increased their ownership of the Company and, directly and through our employee benefit plans, owned approximately 90% of our equity capital until our public offering was completed in December 2001.

Food and Support Services

Our food and support services group manages a number of interrelated services—including food, refreshment, facility and other support services—for businesses, healthcare facilities, school districts, colleges and universities, conference and convention centers, national and state parks, sports, entertainment and recreational venues and correctional institutions. In fiscal 2004, our Food and Support Services—United States segment generated $6.9 billion in sales, or 68% of our total sales. In fiscal 2004, our Food and Support Services—International segment generated $1.8 billion in sales or 18% of our total sales.

We are the exclusive provider of food and beverage services at most of the facilities we serve and are responsible for hiring, training and supervising substantially all of the food service personnel in addition to ordering, receiving, preparing and serving food and beverage items sold at those facilities. In governmental, business, educational and healthcare facilities (for example, offices and industrial plants, schools and universities and hospitals), our client generally provides us access to customers, namely their employees, students and patients. At sports, entertainment and recreational facilities, which include convention centers, our clients generally are responsible for attracting patrons, usually on an event-specific basis. We focus on new business development, client retention and sales growth at existing locations through marketing efforts directed toward customers and potential customers at the locations we serve.

Industry Overview

The food and support service industry consists of the supply of food and beverage services and facilities services to a range of clients, including businesses, educational, governmental, correctional and healthcare institutions, and operators of sports, entertainment and recreational facilities in a variety of formats, service levels and price points.

Although the markets in which we operate are highly fragmented, in recent years, the contract food service industry has experienced consolidation and multi-national expansion. We believe that other recent marketplace dynamics in the food and support services industry include:

•	continued growth in the outsourcing of food service and facilities management as a result of:

•	clients focusing on their core competencies and outsourcing their non-core activities and services;

•	clients addressing the need to satisfy demanding customers; and

•	clients facing increasing cost pressures and looking for cost-effective alternatives to self-administered food and support activities;

•	an increase in the retail orientation of food service management due to the proliferation of alternative retail outlets, including quick serve restaurants; and

•	continuing client interest in obtaining food and facilities support management services from one supplier.

Customers and Services—United States Segment

Our Food and Support Services—United States segment serves a number of customer sectors, distinguished by the types of customers they serve and types of services they offer. No individual client represents more than 2% of our sales, other than, collectively, a number of U.S. government agencies.

Business. We provide a range of business dining services, including on-site restaurants, catering, convenience stores, executive dining rooms and conference center management. In addition, we provide certain of our food service clients with facilities management services.

We provide vending and coffee services to business and industry clients at thousands of locations in the United States. Our service and product offerings include gourmet coffee and beverage offerings, “grab and go” food operations, convenience stores, home meal replacement programs and a proprietary drinking water filtration system.

Sports & Entertainment. We provide concessions, banquet and catering services, retail, merchandise and novelty sales, and recreational and lodging services to millions of people annually at approximately 229 sports, entertainment and recreational facilities. We serve 34 professional sports arenas, ballparks and stadiums, 43 convention and civic centers, 14 national and state parks and other resort operations, plus numerous concert venues, entertainment complexes and other popular tourist attractions across the United States. We are the leading provider to major league sports, serving 41 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League.

We own approximately 50% of SMG, a leader in providing outsourced management of public assembly facilities including arenas, stadiums and theaters, as well as convention centers. SMG offers services such as event booking and management, cash management, maintenance services and risk management while seeking to maximize the number of events and attendance at such facilities. The facilities managed by SMG include facilities throughout the United States as well as facilities in Europe, the United Kingdom and Canada.

Education. We provide food services to over 375 colleges, universities and preparatory schools, serving over 200 million meals annually to students, faculty and visitors. We also offer convenience-oriented retail operations, including gourmet coffee outlets and other facilities offering traditional convenience store items, health and beauty items, snacks and beverages.

We also provide food services to more than 425 school systems and districts. Our services are designed to increase student participation in school lunch programs, while providing improved service at lower cost. Our One World CaféSM brand offers student-friendly merchandising, branded concepts and promotional programs.

Healthcare. We are a leader in providing innovative support services solutions to hospitals, long-term care facilities and regional healthcare systems.

Correctional. We provide correctional food services and/or operate commissaries, laundry facilities and property rooms for state, county and municipal clients at more than 450 correctional facilities in 40 states and serve over 300,000 inmates.

Facility Services. We provide a variety of facility management services to healthcare, education and business and industry clients. These services are provided nationwide and include the management of housekeeping, plant operations and maintenance, energy management, laundry and linen, groundskeeping, landscaping, clinical equipment maintenance, capital program management and commissioning services and other facility consulting services relating to building operations. We serve approximately 750 clients in the healthcare sector, approximately 360 educational clients and approximately 410 business and industry clients.

Customers and Services—International Segment

Our Food and Support Services—International segment provides a similar range of services provided to our United States clients, but primarily to business and industry clients. In addition, in the international segment, we also provide lodging, food service, commissary and facilities management at remote sites, such as offshore drilling platforms and mining camps. Our international services are provided in 18 countries outside the United States. Our largest international operations are in Canada, the U.K. and Germany, where we are among the three largest food service providers. We also are among the largest providers in Spain, Chile, Belgium and Mexico. We also own approximately 50% of AIM Services Co., Ltd., a leader in providing outsourced food services in Japan. The clients served in each country are typically similar to those served in the United States and vary by country depending upon local market dynamics and conditions. There are particular risks attendant with our international operations. Please see the “Risk Factors” section.

Purchasing

We negotiate the pricing and other terms for the majority of our domestic purchases of food and related products directly with national manufacturers. We purchase these products and other items through SYSCO Corporation and other distributors. We have a national master distribution agreement with SYSCO that covers our purchase of these products and items in the United States and another distribution agreement with SYSCO that covers our purchases of these products in Canada. SYSCO and other distributors are responsible for tracking our orders and delivering products to our specific locations. Due to our purchasing power, we receive vendor consideration, including rebates, allowances and volume discounts. See “Types of Contracts.” With respect to purchases from SYSCO, these discounts include discounts on SYSCO-branded products. Our location managers also purchase a number of items, including bread, dairy products and alcoholic beverages from local suppliers, and we purchase certain items directly from manufacturers.

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

Our relationship with SYSCO is important to our operations. In fiscal 2004, SYSCO distributed approximately 58% of our food and non-food products in the United States and Canada, and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in all significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.

Sales and Marketing

We employ sales personnel focused on each specific client or service sector who are responsible for identifying and pursuing potential new business opportunities, analyzing and evaluating such opportunities together with our operational and financial management and developing specific contract proposals. In addition to these professionals dedicated exclusively to sales efforts, our food and support field management shares responsibility for identifying and pursuing new sales opportunities, both with the clients for which they are directly responsible and for potential clients in their geographic area of responsibility. In addition, in several sectors we also have dedicated client retention teams.

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

Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we may benefit from greater upside potential with a profit and loss contract, we are responsible for all the operating costs and consequently bear greater downside risk than with a client interest contract. For fiscal 2004, approximately 70% of our food and support services sales were derived from profit and loss contracts.

Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of our sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we receive vendor consideration, including rebates, allowances and volume discounts that we retain except in those cases, and to the extent that under certain arrangements, they are passed through to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2004, approximately 30% of our food and support services revenues were derived from client interest contracts.

Generally, our contracts require that the client’s consent be obtained in order to raise prices on the food, beverages and merchandise we sell within a particular facility. More than half of the sales from our business service clients are derived from contracts in which the clients partially or fully subsidize our food service operations for the benefit of their employees.

The length of contracts that we enter into with clients varies. Business, education and healthcare support services are generally provided under contracts of indefinite duration, which may be subject to termination on short notice by either party without cause. Contracts in other businesses generally are for fixed terms, some of which may be well in excess of one year. Client contracts for sports, entertainment and recreational services typically require capital investments, but have correspondingly longer and fixed terms, usually from five to fifteen years.

When we enter into new contracts, or extend or renew existing contracts, particularly those for stadiums, arenas, convention centers and other sports, entertainment and recreational facilities, we are sometimes contractually required to make some form of up-front or future capital investment to help finance improvement or renovation, typically to the food and beverage facilities of the venue from which we operate. Contractually required capital expenditures typically take the form of investment in leasehold improvements, food service equipment and/or grants to clients. At the end of the contract term or its earlier termination, assets such as equipment and leasehold improvements typically become the property of the client, but generally the client must reimburse us for any undepreciated or unamortized capital expenditures.

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

Competition

There is significant competition in the food and support services business from local, regional, national and international companies, as well as from businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities. Institutions may decide to operate their own services following the expiration or termination of contracts with us or with our competitors. In our U.S. Food and Support Services business, our major external competitors include other multi-regional food service providers, such as Centerplate, Inc., Compass Group plc, Delaware North Companies Inc. and Sodexho Alliance SA. Internationally, our major external food service and support service competitors include Compass Group plc, Elior SA, International Service System A/S, Pedus Service and Sodexho Alliance SA. We also face competition from many regional and local service providers.

While the markets in which we operate continue to be highly fragmented, in recent years the contract food service industry has experienced consolidation and multi-national expansion.

We believe that the principal competitive factors in our business include:

•	quality and breadth of services and management talent;

•	service innovation;

•	reputation within the industry;

•	customer and supplier pricing; and

•	financial strength and stability.

Seasonality

Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Within our United States Food and Support Services segment, historically there has been a lower level of activity during the first and second fiscal quarters in the generally higher margin sports, entertainment and recreational services. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased provision of campus and school support services. Conversely, historically there has been a significant increase in the provision of sports, entertainment and recreational services during the third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools.

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

Uniform and Career Apparel—Rental Segment

Our Uniform and Career Apparel—Rental segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent or lease uniforms, career and image apparel, work clothing, outerwear, particulate-free garments and additional textile and related products to businesses in a wide range of industries throughout the United States. Our uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear. We also offer nongarment items and related services, including industrial towels, floor mats, mops, linen products, as well as paper products and safety products. Our uniform rental business is the second largest in the United States, generating $1.0 billion in sales, or 10% of our total fiscal 2004 sales.

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

Customers and Services

Our Uniform and Career Apparel—Rental segment serves businesses of all sizes in many different industries. We have a diverse customer base, serving more than 400,000 customer accounts in 46 states and one Canadian province from over 200 service location and distribution centers across the United States and two service centers in Ontario, Canada. We offer a range of garment rental service options, from full-service rental programs in which we clean and service garments and replace uniforms as needed, to lease programs in which garments are cleaned and maintained by individual employees. We also clean and service customer-owned uniforms.

As part of our full service rental business, we design and choose fabrics, styles and colors specific to a customer’s needs. We stock a broad product line of uniforms and career apparel. We typically visit our customers’ sites weekly, delivering clean, finished uniforms and, at the same time, removing the soiled uniforms or other items for cleaning, repair or replacement as necessary. Under our leasing program, we provide the customer with rental garments which are cleaned either by the customer or individual employees. This program benefits clients by reducing their capital investment in garments. We administer and manage the program, and repair and replace garments as necessary.

Our cleanroom service offers advanced static dissipative garments, barrier apparel, sterile garments and cleanroom application accessories for customers with contamination-free operations in the technology, food, healthcare and pharmaceutical industries. We provide reusable and disposable garment programs and have ISO-9001-2000 certification in all of our cleanrooms.

Operations

We operate our uniform rental business as a hub-and-spoke network of plants and depots in strategic locations. This network comprises 73 laundry plants and 151 satellite plants and depots supporting approximately 2,760 pick-up and delivery routes. We operate a fleet of approximately 3,700 service vehicles that pick up and deliver uniforms for cleaning and maintenance.

We operate a fabric cutting facility in Georgia and four sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from several domestic suppliers and, to a limited extent, from non-domestic suppliers. The loss of any one vendor would not have a significant impact on us.

Sales and Marketing

Our route sales drivers and sales representatives are responsible for selling our services to current and potential customers and developing new accounts through the use of an extensive, proprietary database of pre-screened and qualified business prospects. Our customer service representatives and district managers are active salespeople as well. We build our brand identity through local advertising, promotional initiatives and through our distinctive service vehicles. Our customers frequently come to us through client referrals, either from our uniform rental business or from our other service sectors. Our customer service representatives generally interact on a weekly basis with their clients, while our support personnel are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees and other customer service needs.

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

Types of Contracts

We typically serve our rental customers under written service contracts for an initial term of three to five years. While customers are not required to make an up-front investment for their uniforms, in the case of nonstandard uniforms and certain specialty products or programs, customers typically agree to reimburse us for our costs if they terminate their agreement before completion of the current service term.

Competition

Although the U.S. rental industry has experienced consolidation in the last several years, the rental markets we serve continue to be highly fragmented, and competition varies from location to location. Much of the competition consists of smaller local and regional firms; however, other large competitors include Cintas Corporation, G&K Services, Inc. and Unifirst Corporation. We believe that the primary competitive factors that affect our operations, in order of importance, are quality, service, design, consistency of product, garment cost and distribution capability, particularly for large multi-location customers, and price. We believe that our ability to compete effectively is enhanced by the quality and breadth of our product line.

Uniform and Career Apparel—Direct Marketing Segment

Our Uniform and Career Apparel—Direct Marketing segment designs, sells and distributes personalized uniforms, rugged work clothing, outerwear, business casual apparel and footwear, public safety equipment and accessories through mail order catalogs, websites, telemarketing and field sales representatives. In fiscal 2004, this segment generated $440 million in sales, or 4% of our total company sales, substantially all in the United States. Teamed with our rental business, our direct marketing enables us to provide a total uniform solution to our clients.

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

•	WearGuard. With its recognized brand name, WearGuard is one of America’s largest direct mail and telemarketing retailers of work clothes, serving personalized work clothing needs for almost 50 years. WearGuard designs and embroiders personalized uniforms and logos for customers through an extensive computer assisted design center and distributes work clothing, outerwear, business casual apparel and footwear throughout the United States. Our customer service function is further supported by our management information systems, which provide our personnel with access to information on the status of customers’ orders, inventory availability and shipping information, as well as information regarding customers’ individual employees, including names, sizes, uniform styles and colors. WearGuard operates one company outlet store, under the WearGuard name.

•	Crest. Crest is a leading designer and distributor of uniform apparel programs to the restaurant and healthcare industries, and is a leading supplier to the quick service restaurant industry.

Galls. Galls is one of the country’s largest suppliers of uniforms and equipment to public safety professionals. This multi channel business (catalog, telemarketing sales, field sales, e-commerce and retail) caters to the special needs of people involved in public safety, law enforcement, fire fighting, federal government agency, military and emergency medical services. Galls markets uniforms, equipment and accessories under the Galls, Dynamed and other brand names to over one million individuals, as well as to public safety departments and private safety agencies. Galls operates four retail store locations and a company warehouse outlet, under the Galls and Long Beach Uniform names.

Operations

We conduct our direct marketing activities principally from our facilities in Norwell, Massachusetts, Salem, Virginia and Lexington, Kentucky. Customer orders are filled by our warehouse personnel and generally shipped directly to domestic customers within one business day. We also conduct our business through four retail stores and two company outlet stores. None of our customers individually represents a material portion of our sales. We manufacture a significant portion of our uniform requirements and offer a variety of customized personalization options such as embroidery and logos. We also purchase uniforms and other products from a number of domestic and international suppliers.

Sales and Marketing

Our direct marketing operations distribute approximately 31 million catalogs annually to approximately ten million existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from customer lists developed by WearGuard and Galls as well as those purchased or rented from other organizations. Our in-bound and out-bound telemarketing operations are staffed by approximately 600 trained professionals. We also sell across the Internet at www.aramark-uniform.com, www.wearguard.com and www.galls.com.

Types of Contracts

Because the bulk of our customers purchase on a recurring basis, our backlog of orders at any given time consists principally of orders in the process of being filled. With the exception of certain governmental bid business, most of our direct marketing business is conducted under invoice arrangement with repeat customers.

Our direct marketing segment is, to a large degree, relationship-centered. While we have long term relationships with some of our larger customers, we generally do not have contracts with these customers. If such a relationship with one of our larger customers were to be terminated, it could have a material adverse effect on our direct marketing segment.

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

Seasonality

Due to a number of factors, primarily related to the weather in the northern tier of the United States and the Thanksgiving-Christmas holiday period, there historically has been a seasonal increase in the sales of direct sale apparel and outerwear during our first fiscal quarter.

Employees of ARAMARK

As of October 1, 2004, we had a total of approximately 242,500 employees, consisting of approximately 147,500 full-time and approximately 95,000 part-time employees in our four business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth quarter. The approximate number of employees by segment is as follows: Food and Support Services—United States: 163,000; Food and Support Services—International: 64,000; Uniform and Career Apparel—Rental: 13,500; and Uniform and Career Apparel—Direct Marketing: 2,000. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 34,700 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Governmental Regulation

We are subject to various governmental regulations, such as environmental, employment and health and safety laws. In addition, our facilities and products are subject to periodic inspection by federal, state, and local authorities. We have established, and periodically update, various internal controls and procedures designed to maintain compliance with these regulations. Our compliance programs are subject to changes in federal or state legislation, or changes in regulatory interpretation, implementation or enforcement. From time to time both federal and state government agencies have conducted audits of our billing practices as part of routine investigations of providers of services under government contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, seizures or disbarment from government contracts.

Our operations are subject to various governmental regulations, including those governing:

•	the service of food and alcoholic beverages;

•	minimum wage and employment;

•	wage and hour laws;

•	governmentally funded entitlement programs;

•	environmental protection;

•	human health and safety;

•	customs, import and export control laws; and

•	federal motor carrier safety.

Food and Support Services Segments

There are a variety of regulations at various governmental levels relating to the handling, preparation and serving of food, including in some cases requirements relating to the temperature of food, the cleanliness of the kitchen, and the hygiene of personnel, which are enforced primarily at the local public health department level. We cannot assure you that we are in full compliance at all times with all of the applicable laws and regulations referenced above. Furthermore, additional or amended regulations in this area may significantly increase the cost of compliance.

In addition, various federal and state and provincial agencies impose nutritional guidelines and other requirements on us at certain of the education and corrections facilities we serve. There can be no assurance that federal or state legislation, or changes in regulatory implementation or interpretation of government regulations, would not limit our activities in the future or significantly increase the cost of regulatory compliance.

Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of October 1, 2004, our subsidiaries held liquor licenses in 41 states and the District of Columbia, as well as two Canadian provinces.

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

Our service of alcoholic beverages is also subject to state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to third parties for the acts of the patron. We sponsor regular training programs designed to minimize the likelihood of such a situation. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

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

Intellectual Property

We have the patents, trademarks, trade names and licenses that are necessary for the operation of our business. Other than the ARAMARK brand, we do not consider our patents, trademarks, trade names and licenses to be material to the operation of our business.

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

Our Business Conduct Policy includes a code of ethics for our principal executive officer, our principal financial officer and our principal accounting officer. Our Business Conduct Policy is available on the Investor Relations section of our website at www.aramark.com and is available in print to any stockholder who requests it by writing or telephoning us at the address or telephone number set forth below. Our Corporate Governance Guidelines and the charters of our Audit and Corporate Practices Committee and Corporate Governance and Human Resources Committee also are available on the Investor Relations section of our website at www.aramark.com and are available in print to any stockholder who requests them.

In addition, you may request a copy of our SEC filings (excluding exhibits) and our Business Conduct Policy, Corporate Governance Guidelines, and charters of the Committees referenced above at no cost by writing or telephoning us at the following address or telephone number:

ARAMARK Corporation

1101 Market Street

Philadelphia, PA 19107

Attention: Investor Relations

Telephone: (215) 238-3726

The references to our web site and the SEC’s web site are intended to be inactive textual references only.

In accordance with New York Stock Exchange rules, on March 24, 2004, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards. The Company also files with each of its Form 10-Qs and its Form 10-K certifications by the CEO and the CFO under sections 302 and 906 of the Sarbanes Oxley Act of 2002.

Item 2. Properties

Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate comprises primarily uniform and career apparel facilities. As of October 1, 2004, we operated approximately 250 service facilities in our uniform and career apparel segments, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages and four retail stores that are located in 40 states and Canada. Of these, approximately 54% are leased and approximately 46% are owned. We also own 15 buildings that we use in our food and support services segment, including two large conference centers, two office buildings and several office/warehouse spaces, and we lease approximately 175 premises, consisting of offices, office/warehouses and distribution centers. We also maintain other real estate and leasehold improvements, which we use in the uniform and career apparel and food and support services segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3. Legal Proceedings

Regarding our settlement of the Civil Complaint in Illinois involving our school support services business, the 30-day appeal period expired and the settlement became final. All of the Illinois school district class members signed the release and were paid. We have not received any further communication from the government regarding that related inquiry.

In connection with our acquisition of certain assets of Fine Host, we have received and are cooperating with document requests from the U.S. Attorney’s Office for the Southern District of New York and the U.S. Department of Agriculture’s Office of Inspector General regarding certain billing practices that Fine Host put in place prior to our acquisition of the assets of Fine Host. We are pursuing our indemnification rights under the purchase agreement relating to the issues raised by the government document requests, the costs of responding to such requests and certain other matters.

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

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers and employees, including under federal and state employment laws, wage and hour laws and customs, import and export control laws. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

On July 21, 2004, agents of the Department of Commerce, among others, executed a search warrant at the Lexington, Kentucky facilities of Galls, a division of the Company, to gather records in connection with record keeping and documentation of certain export sales, and two grand jury subpoenas were subsequently issued from the United States District Court in the District of Columbia seeking certain records at Galls’ California facilities and U.K. facilities, among others. The investigation surrounds the possible failure to obtain proper export licenses or prepare accurate shipping declarations in connection with the export of Galls products. Galls is continuing to provide records in response and is cooperating fully in the investigation. The Company can give no assurance as to the outcome of this investigation.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Executive Officers of the Company

The following table presents the names and positions of our executive officers, their ages as of November 2, 2004 and the length of time they have been officers:

Name	Age	Position	Officer Since
Joseph Neubauer	63	Chairman and Chief Executive Officer	1979
Bart J. Colli	56	Executive Vice President, General Counsel and Secretary	2000
Timothy P. Cost	45	Executive Vice President, Corporate Affairs	2003
Lynn B. McKee	48	Executive Vice President, Human Resources	2004
L. Frederick Sutherland	52	Executive Vice President and Chief Financial Officer	1983
John M. Lafferty	60	Senior Vice President, Controller and Chief Accounting Officer	2000
John R. Donovan	46	Senior Vice President and President, ARAMARK Business, Sports and Entertainment	2004
Andrew C. Kerin	41	Senior Vice President and President, ARAMARK Healthcare, Facilities and Education	2004
Ravi K. Saligram	48	Senior Vice President and President, ARAMARK International	2004
Thomas J. Vozzo	42	Senior Vice President and President, ARAMARK Uniform and Career Apparel	2004
Christopher S. Holland	38	Vice President and Treasurer	2003

Joseph Neubauer has served as our Chairman and Chief Executive Officer since September 2004. From January 2004 to September 2004, he served as Executive Chairman. From February 1983 until December 2003, he served as our Chief Executive Officer and from April 1984 until December 2003, he served as our Chairman. He was our President from February 1983 to May 1997.

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

Lynn B. McKee has been our Executive Vice President, Human Resources since May 2004. From January 2004 to May 2004, she was our Senior Vice President of Human Resources and from September 2001 to December 2003, she served as Senior Vice President of Human Resources for our Food and Support Services Group. From August 1998 to August 2001, Ms. McKee served as our Staff Vice President, Executive Development and Compensation.

L. Frederick Sutherland became our Chief Financial Officer in May 1997. He has served as an Executive Vice President since May 1993. From May 1993 to May 1997, he also served as President of our Uniform Services division and from February 1991 to May 1993, he served as our Senior Vice President of Finance and Corporate Development. Mr. Sutherland served as our Treasurer from February 1984 to February 1991.

John M. Lafferty joined us and was elected as our Senior Vice President and appointed Controller and Chief Accounting Officer in August 2000. Prior to joining us, he retired as a partner with Arthur Andersen LLP, where he had been a partner since 1977.

John R. Donovan was elected as our Senior Vice President and President, ARAMARK Business, Sports and Entertainment in November 2004. He has served as President, ARAMARK Business, Sports and Entertainment since January 2004. From May 2002 to January 2004, Mr. Donovan served as President, ARAMARK Educational Services and from April 1999 to May 2002 as President, ARAMARK Campus Services. He served as President, ARAMARK Correctional Services from October 1997 to April 1999, and prior to that held several positions with ARAMARK Business Services since he joined us in 1988.

Andrew C. Kerin was elected as our Senior Vice President and President, ARAMARK Healthcare, Facilities and Education in November 2004. He has served as President, ARAMARK Healthcare, Facilities and Education since January 2004 and from May 2002 to January 2004, as President, Facilities and Healthcare Group. Prior to that, he served as President, ARAMARK ServiceMaster Facility Services from November 2001 to May 2002 and as President, ARAMARK Correctional Services from June 2001 to November 2001. Mr. Kerin served with ARAMARK Facility Services as President from September 1999 to June 2001, as Senior Vice President from April 1998 to September 1999 and as Vice President from when he joined us in October 1995 to April 1998.

Ravi K. Saligram was elected as our Senior Vice President and President, ARAMARK International in November 2004. He joined us in June 2003 as President, ARAMARK International. Prior to joining us, Mr. Saligram held various positions with the Inter-Continental Hotel Group from 1994 to 2002, most recently as President, Brands & Franchise, North America from October 2000 to July 2002, as Chief Marketing Officer & Managing Director, Global Strategy from August 1999 to September 2000, and as President, International from June 1998 to July 1999.

Thomas J. Vozzo was elected as our Senior Vice President and President, ARAMARK Uniform and Career Apparel in November 2004. He has served as President, ARAMARK Uniform and Career Apparel since April 2003. Prior to that, Mr. Vozzo served in various divisions of ARAMARK Uniform and Career Apparel, including as President, Direct Marketing Group from July 2002 to April 2003 and President, Galls from January 1997 to April 2003. He served as Executive Vice President, Galls from April 1996 to January 1997 and as WearGuard Vice President, Marketing and then Vice President, Sales and Marketing from January 1992 to April 1996.

Christopher S. Holland joined us in November 2003, and he became our Vice President and Treasurer in December 2003. Prior to joining us, Mr. Holland served as Vice President, Investment Banking at J.P. Morgan Chase & Co. since 1998.

Our executive officers are elected annually by the Board of Directors and serve at its discretion or until their successors are duly elected and qualified.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of October 29, 2004, there were approximately 900 record holders of Class B common stock of the Company and approximately 2,400 record holders of the Class A common stock of the Company.

The Company has paid quarterly dividends of $.05 per share on its Class A Common Stock and Class B Common Stock since November 2003. Prior to such time, the Company did not pay dividends. On November 2, 2004, the Board of Directors declared a quarterly dividend of $.055 per share on its Class A Common Stock and Class B Common Stock, which is payable on December 9, 2004 to holders of record on November 12, 2004.

The Company’s Class B common stock has been listed on the New York Stock Exchange under the symbol “RMK” since it began trading on December 11, 2001. The following table sets forth, on a per share basis for the periods presented, the range of high and low sales prices of the Company’s Class B common stock.

Quarter Ended	High Price	Low Price
October 1, 2004	$28.69	$22.60
July 2, 2004	$29.35	$26.41
April 2, 2004	$28.20	$25.85
January 2, 2004	$27.57	$25.00

October 3, 2003	$26.14	$21.75
June 27, 2003	$23.25	$19.70
March 28, 2003	$23.90	$20.57
December 27, 2002	$24.18	$18.39

Issuer’s Purchases of Equity Securities

(Fourth Quarter 2004)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (July 3, 2004 – July 30, 2004)	0	N/A	0	$100,824,883
Month 2 (July 31, 2004 – August 27, 2004)	1,079,600	$23.70	1,079,600	$75,235,823
Month 3 (August 28, 2004 – October 1, 2004)	2,061,100	$24.59	2,061,100	$24,543,861

(1)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. On November 2, 2004, the Board approved an addition of $200 million to the repurchase program, bringing the total remaining authorization as of such date to approximately $224 million. The repurchase program will expire when all monies authorized for use in the program have been utilized.

Item 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Risk Factors, each included elsewhere herein.

	ARAMARK Corporation and Subsidiaries(1)
	Fiscal Year Ended on or near September 30(10)
	2000		2001(3)		2002(2)(3)		2003(2)		2004(2)
	(in millions, except per share amounts and ratios)
Income Statement Data:
Sales	$6,846.3		$7,369.5		$8,356.0		$9,447.8		$10,192.2
Depreciation and amortization	197.7		214.6		229.6		262.9		298.0
Operating income (2)	385.9		415.5		529.6		552.0		537.6
Interest and other financing costs, net (9)	147.5		153.2		136.4		142.5		122.4
Income from continuing operations	148.6		162.7		251.3		265.4		263.1
Net income (4)	168.0		176.5		269.9		301.1		263.1

Basic earnings per share (5):
Income from continuing operations	$0.83		$0.95		$1.32		$1.39		$1.39
Net income	$0.94		$1.03		$1.42		$1.58		$1.39

Diluted earnings per share (4) (5):
Income from continuing operations	$0.78		$0.90		$1.25		$1.34		$1.36
Net income	$0.88		$0.97		$1.34		$1.52		$1.36

Cash dividends per common share (11)	—		—		—		—		$0.20

Ratio of earnings to fixed charges (6)	2.3	x	2.3	x	3.1	x	3.1	x	3.3	x

Balance Sheet Data (at period end):
Total assets	$3,199.4		$3,216.4		$4,259.3		$4,467.6		$4,821.6
Long-term borrowings	1,776.8		1,635.5		1,835.6		1,711.7		1,843.2
Common stock subject to potential repurchase (7)	20.0		20.0		—		—		—
Shareholders’ equity (8)	111.5		246.9		858.2		1,039.0		1,149.7

(1)	In the third quarter of fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. AER has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations and cash flows have been removed from the Company’s results of continuing operations for all periods presented.
(2)	During fiscal 2004, the Company incurred a $10.0 million charge related to a management change. During fiscal 2003, the Company reached agreement for the sale of its 15% interest in a previously divested periodicals distribution business to the majority shareholder, and wrote down this investment by $10.7 million to the expected recoverable amount. Fiscal 2003 also includes approximately $32 million of business interruption proceeds from the final settlement of the Company’s September 11, 2001 claim. During fiscal 2002, the Company recorded a pre-tax net gain of $43.7 million, consisting of a gain ($5.8 million) resulting principally from the sale of a residual interest in a previously divested business and a gain ($37.9 million) on the sale of the Company’s interests in the Boston Red Sox Baseball Club and a related entity which controls the rights to broadcast Red Sox games.

(3)	On November 30, 2001, ARAMARK completed the acquisition of the management services division of The ServiceMaster Company for approximately $790 million in cash plus costs of the acquisition. The following pro forma results assume the acquisition had occurred at the beginning of the respective fiscal periods. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma adjustments do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results may have been if the acquisition had occurred at the beginning of the respective periods. Pro forma results are not intended to be a projection of future results.

	Fiscal 2001	Fiscal 2002
Sales	$8,349.7	$8,517.5
Operating income (2)	474.1	537.7
Interest and other financing costs, net	206.9	141.9
Income from continuing operations	165.3	252.8
Net income	179.1	271.4
Basic earnings per share:
Income from continuing operations	$0.96	$1.33
Net income	$1.04	$1.43
Diluted earnings per share:
Income from continuing operations	$0.91	$1.26
Net income	$0.99	$1.35

(4)	ARAMARK adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. The elimination of goodwill amortization would have increased income from continuing operations by $17.4 million ($0.09 per diluted share) in fiscal 2000, and $19.2 million ($0.11 per diluted share) in fiscal 2001.
(5)	Earnings per share amounts have been restated to reflect the merger exchange ratios, which had the effect of a two-for-one stock split. See Note 8 to the consolidated financial statements.
(6)	For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(7)	Reflects shares of ARAMARK’s common stock that prior to our corporate reorganization and public offering on December 14, 2001, may have been required to be repurchased under the ARAMARK stockholders’ agreement, subject to a limit on such repurchases in the former senior revolving credit facility. In connection with the stockholder vote on the corporate reorganization, the stockholders’ agreement was terminated.
(8)	Shareholders’ equity, commencing in fiscal 2002, reflects the impact of the public offering and related transactions. See Note 8 to the consolidated financial statements.
(9)	During fiscal 2003, ARAMARK completed a tender offer to purchase approximately $94.3 million of its 6.75% Guaranteed Notes due August 1, 2004, for approximately $101.9 million, including accrued interest, and retired a $45 million term loan due March 2005. These two transactions resulted in an extinguishment charge of $7.7 million which is included in “Interest and other financing costs, net.”
(10)	Fiscal 2003 is a 53-week year. All other periods presented are 52-week years.
(11)	During fiscal 2004, the Company paid cash dividends totaling $37.2 million ($0.05/share in each of the four quarters of fiscal 2004).

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended September 27, 2002, October 3, 2003 and October 1, 2004, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note About Forward-Looking Statements and Business sections and elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this Annual Report on Form 10-K, and is incorporated by reference herein.

Critical Accounting Policies and Estimates

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in this Annual Report. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

Environmental Loss Contingencies

Accruals for environmental loss contingencies (i.e., environmental reserves) are recorded when it is probable that a liability has been incurred and the amount can reasonably be estimated. Management views the measurement of environmental reserves as a critical accounting estimate because of the considerable uncertainty surrounding estimation, including the need to forecast well into the future. We are involved in legal proceedings under state, federal and local environmental laws in connection with operations of our uniform rental segment or businesses conducted by our predecessors or companies that we have acquired. The calculation of environmental reserves is based on the evaluation of currently available information, prior experience in the remediation of contaminated sites and assumptions with respect to government regulations and enforcement activity, changes in remediation technology and practices, and financial obligations and credit worthiness of other responsible parties and insurers.

Litigation and Claims

The Company is a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, including import and export controls and customs laws, federal and state employment laws, including wage and hour laws, contractual disputes and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers and employees. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

•	Interpretation of contractual rights and obligations.

•	The status of government regulatory initiatives, interpretations and investigations.

•	The status of settlement negotiations.

•	Prior experience with similar types of claims.

•	Whether there is available insurance.

•	Advice of counsel.

Allowance for Doubtful Accounts

We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers general and specific industry economic conditions, industry concentration and contractual rights and obligations.

Management believes that the accounting estimate related to the allowance for doubtful accounts is a critical accounting estimate because the underlying assumptions used for the allowance can change from time to time and uncollectible accounts could potentially have a material impact on our results of operations.

Inventory Obsolescence

We record an inventory obsolescence reserve for obsolete, excess and slow-moving inventory, principally in the uniform and career apparel segments. In calculating our inventory obsolescence reserve, management analyzes historical data regarding customer demand within specific product categories and makes assumptions regarding economic conditions within customer specific industries, as well as style and product changes. Management believes that its accounting estimate related to inventory obsolescence is a critical accounting estimate because customer demand in certain of our businesses can be variable and changes in our reserve for inventory obsolescence could materially affect our financial results.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

Results of Continuing Operations

On May 9, 2003, the Company completed the sale of its Educational Resources segment (see Note 2 to the consolidated financial statements). Accordingly, the fiscal 2002 and 2003 operating results for this business are reported as “discontinued operations.” The following tables present our sales and operating income from continuing operations, and the related percentages attributable to each operating segment for fiscal years 2002, 2003 and 2004. Fiscal 2003 was a 53-week year, and fiscal 2002 and 2004 were 52-week years.

	Fiscal Year
	2002		2003		2004
Sales by Segment	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services—United States	$5,716.5	69%	$6,545.4	69%	$6,882.7	68%
Food & Support Services—International	1,200.8	14	1,423.8	15	1,827.0	18
Uniform and Career Apparel—Rental	1,004.2	12	1,030.3	11	1,042.5	10
Uniform and Career Apparel—Direct Marketing	434.5	5	448.3	5	440.0	4

	$8,356.0	100%	$9,447.8	100%	$10,192.2	100%

	Fiscal Year
	2002		2003		2004
Operating Income by Segment	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services—United States	$326.7	62%	$394.3	71%	$376.3	70%
Food & Support Services—International	46.3	9	60.2	11	66.2	12
Uniform and Career Apparel—Rental	121.9	23	111.9	20	115.8	22
Uniform and Career Apparel—Direct Marketing	22.6	4	26.4	5	20.3	4

	517.5	98	592.8	107	578.6	108
Corporate	(31.6)	(6)	(30.1)	(5)	(41.0)	(8)
Other Income/(Expense)	43.7	8	(10.7)	(2)	—	—

	$529.6	100%	$552.0	100%	$537.6	100%

Fiscal 2004 Compared to Fiscal 2003

Consolidated Overview

Sales for fiscal 2004 were $10.2 billion, an increase of 8% over fiscal 2003. Sales increased 9% in our worldwide Food and Support business while sales in the combined Uniform and Career Apparel segments were about even with the prior year. Excluding the impact of acquisitions, foreign currency translation, the estimated impact of the 53rd week in 2003 and the impact in 2004 of the calendar shift which resulted in the Education sector having fewer service days, sales increased 6% compared to the prior year.

Operating income for fiscal 2004 was $537.6 million compared to $552.0 million in fiscal 2003. Fiscal 2004 includes a charge of approximately $10.0 million related to the management change announced in September 2004. Fiscal 2003 operating income includes $32 million of business interruption insurance proceeds, representing the final settlement of our September 11, 2001 claim (see Note 12 to the consolidated financial statements), and a charge of $10.7 million to write-down an investment in a previously divested periodicals distribution business (see Note 13 to the consolidated financial statements). Excluding these three items for comparison purposes, operating income increased 3% in 2004. Further, excluding the impact of acquisitions, foreign currency translation, the estimated effect of the 53rd week in 2003 and the effect of the calendar shift on the Education sector, 2004 operating income increased 2% over the prior year, as higher income in the U.S. Food and Support and Uniform Rental segments was largely offset by reduced income from the International and Direct Marketing segments. Consolidated operating income margin, excluding the above three items was 5.4% in 2004 and 5.6% in 2003. While the margin in the U.S. Food and Support segment was even with last year and the Uniform Rental margin increased slightly, reduced operating income in the International and Direct Marketing segments resulted in a decrease in consolidated margin.

Interest and other financing costs, net, decreased 14% compared to the prior year, due primarily to the debt extinguishment loss recorded in fiscal 2003 (see Note 5 to the consolidated financial statements) and the impact of lower average borrowing levels and lower interest rates in fiscal 2004.

The effective income tax rate was 36.6% in fiscal 2004 and 35.2% in 2003. In 2003, a favorable adjustment, resulting from the closing of certain open tax years, reduced the effective rate by 2.1%. In 2004, higher employment related tax credits reduced the rate by .7%.

Income from continuing operations was $263.1 million in fiscal 2004 compared to $265.4 million in fiscal 2003. Fiscal 2004 includes a charge for the management change ($6.1 million net of tax), and fiscal 2003 includes the insurance proceeds ($19.7 million net of tax) and the investment write-down ($6.6 million net of tax). Fiscal 2004 diluted earnings per share was $1.36 on a weighted average share count of 193.5 million shares. Fiscal 2003 diluted earnings per share was $1.34 on a weighted average share count of 197.5 million shares. Excluding the three items described above and the debt extinguishment charge and tax adjustment from both years, diluted earnings per share was $1.39 in 2004 and $1.26 in 2003.

Net income for fiscal 2004 was $263.1 million compared to $301.1 million reported in fiscal 2003. In addition to the items discussed in the paragraph above, net income for fiscal 2003 includes the after-tax gain of $23.6 million related to the divestiture of the Educational Resources segment. Fiscal 2004 diluted earnings per share was $1.36 and fiscal 2003 diluted earnings per share was $1.52. As noted above, the fully diluted weighted average share count was 193.5 million shares in fiscal 2004 compared to 197.5 million shares in 2003, reflecting the impact of the Company’s ongoing share repurchase program.

Segment Results

The following tables present a 2004/2003 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Fiscal		Change
	2003	2004	$	%
	(dollars in millions)
Sales by Segment
Food and Support Services—United States	$6,545.4	$6,882.7	$337.3	5%
Food and Support Services—International	1,423.8	1,827.0	403.2	28
Uniform and Career Apparel—Rental	1,030.3	1,042.5	12.2	1
Uniform and Career Apparel—Direct Marketing	448.3	440.0	(8.3)	-2

	$9,447.8	$10,192.2	$744.4	8%

	Fiscal		Change
	2003	2004	$	%
	(dollars in millions)
Operating Income by Segment
Food and Support Services—United States	$394.3	$376.3	$(18.0)	-5%
Food and Support Services—International	60.2	66.2	6.0	10
Uniform and Career Apparel—Rental	111.9	115.8	3.9	3
Uniform and Career Apparel—Direct Marketing	26.4	20.3	(6.1)	-23
Corporate	(30.1)	(41.0)	(10.9)	-36

	562.7	537.6	(25.1)	-4
Other income (expense)	(10.7)	—	10.7	n/m

	$552.0	$537.6	$(14.4)	-3%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for fiscal 2004 increased 5% over the prior year. Fiscal 2003 was a 53 week year which included one additional week of operations and resulted in fiscal 2004 starting one week later than normal, causing a lack of service day comparability in the Education sector. Adjusting for the 53rd week and the effect of the fiscal calendar shift, sales increased approximately 8%, due to acquisitions (approximately 1%), increased volume (approximately 5%) and net new accounts (approximately 2%).

Sales increased in all of our business sectors on a comparable week (52 week) basis. Business Services sector sales growth was in the mid single digits driven by a balance of base business growth and net new business. Base business growth resulted in high single digit sales growth in the Education sector. The Facilities sector reported low double digit sales growth resulting from both net new accounts and base business growth. The Healthcare/Corrections sector reported low double digit sales growth due to base business growth and net new accounts. Sales in the Sports & Entertainment sector grew in the high single digits attributable to acquisitions, base business growth and net new accounts.

Segment operating income decreased 5% compared to the prior year, which included results of the extra fiscal week and approximately $32 million of insurance proceeds from the September 11th claim. Excluding these two items from fiscal 2003, operating income increased approximately 7% of which approximately 2% was contributed by acquisitions. Fiscal 2004 segment operating income was influenced by a number of factors. The positive effect of base business and new account sales growth was constrained as a result of start-up transition costs at new healthcare accounts, increased healthcare clinical service labor and material costs, higher labor related expenses (including workers’ compensation, state unemployment insurance and healthcare costs), and somewhat higher food costs, particularly at Education accounts. Broadly affecting year over year comparisons, improved operating performance in the Sports & Entertainment sector was substantially offset by lower operating income in the Facilities sector. The fourth quarter settlement of the school support services civil litigation (see Note 10 to the financial statements) resulted in a favorable accrual adjustment of approximately $4.0 million.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment increased 28% compared to the prior year. Excluding the impact of foreign currency translation and the 53rd week impact from 2003, sales increased 17% due to acquisitions (approximately 11%), increased volume (approximately 1%) and net new business (approximately 5%). Spain and Canada reported high single to low double digit sales growth, while growth in Germany and the UK was in the low single digits, reflecting modest gains in base and net new business.

Fiscal 2004 segment operating income increased 10%. Excluding the impact of foreign currency translation and the estimated 53rd week impact, operating income decreased 2% compared to the prior year. Further, excluding acquisitions, operating income decreased approximately 8% in 2004. Increased operating income in Germany and Spain was more than offset by the decrease in UK operating results. UK results were negatively affected by a number of factors, including losses from certain offshore oil services operations (approximately $4.5 million) and several fourth quarter accounting adjustments (approximately $4.7 million). The accounting adjustments included write-offs of amounts previously recorded as due from vendor programs, and a reserve for possible obligations under client contracts. Management has begun improvement initiatives in these areas, which will continue into fiscal 2005. Fiscal 2004 includes currency transaction gains of approximately $1.2 million.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment fiscal 2004 sales increased 1% compared to the prior year. Adjusting for the estimated effect of the 53rd week in fiscal 2003, sales growth was approximately 3%, with acquisitions contributing about 1%. The expanded sales force and slight improvement in employment levels resulted in increased net new sales and a slowing of the volume reduction at existing accounts. Price increases also contributed approximately 1% to the growth.

Fiscal 2004 segment operating income increased 3% compared to the prior year. Net new sales growth, price increases, and lower garment costs resulting from expanded self- manufacturing activity drove the income increase. Improvement was constrained by the continuing high cost of fuel, increases in labor related expenses and the cost of expanding the sales force.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales in 2004 decreased 2% compared to the prior year. Adjusting for the effect of the 53rd week in 2003, sales were about even to the prior year. Comparable week sales in the fourth quarter of 2004 decreased approximately 3% from the prior year quarter, as sales of safety products were negatively affected by the ongoing Department of Commerce investigation involving certain export sales at Galls. While export sales are not significant, the investigation has had a dampening effect on demand from government agencies (See “Legal Proceedings”).

Segment operating income decreased approximately 23% compared to the prior year. Reduced margin attributable to the decrease in sales of safety products and costs associated with the investigation were the principal causes of the decrease. WearGuard-Crest results were also negatively effected as a result of a customer mix shift to lower margin products and the effects of starting up a new national account program. We expect the difficult conditions encountered in this segment to continue into fiscal 2005.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $41.0 million in fiscal 2004 compared to $30.1 million in fiscal 2003. The increase was due principally to the $10.0 million pre-tax charge in 2004 related to the resignation of the Company’s former Chief Executive Officer announced in September 2004.

Outlook

Although recent U.S. employment statistics and general economic indicators have shown improvement, we anticipate the recovery impact on our business will be gradual and moderate for at least the first half of fiscal 2005. In our domestic food and uniform operations, continuing start up costs at certain new healthcare accounts and ongoing cost pressures, particularly labor-related and energy costs, are expected to have a constraining effect on operating margins.

In addition, we expect that the current National Hockey League lockout will have a negative effect on the first and second quarters of fiscal 2005. The ongoing investigation at Galls and the effects of the new national program roll-out at WearGuard-Crest are also likely to negatively affect the Direct Marketing segment in fiscal 2005. Finally, while we expect the results of our International segment to improve throughout 2005, the effects of recent management initiatives in the UK business may not be fully evident until the latter part of 2005.

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

Segment Results

The following tables present a 2002/2003 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Fiscal		Change
	2002	2003	$	%
	(dollars in millions)
Sales by Segment
Food and Support Services—United States	$5,716.5	$6,545.4	$828.9	15%
Food and Support Services—International	1,200.8	1,423.8	223.0	19
Uniform and Career Apparel—Rental	1,004.2	1,030.3	26.1	3
Uniform and Career Apparel—Direct Marketing	434.5	448.3	13.8	3

	$8,356.0	$9,447.8	$1,091.8	13%

	Fiscal		Change
	2002	2003	$	%
	(dollars in millions)
Operating Income by Segment
Food and Support Services—United States	$326.7	$394.3	$67.6	21%
Food and Support Services—International	46.3	60.2	13.9	30
Uniform and Career Apparel—Rental	121.9	111.9	(10.0)	(8)
Uniform and Career Apparel—Direct Marketing	22.6	26.4	3.8	17
Corporate	(31.6)	(30.1)	1.5	(5)

	485.9	562.7	76.8	16
Other income (expense)	43.7	(10.7)	(54.4)	n/m

	$529.6	$552.0	$22.4	4%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for fiscal 2003 increased 15% over the prior year due to acquisitions (approximately 9%), increased volume (approximately 4%) and net new accounts (approximately 2%). The 53rd week in fiscal 2003 contributed approximately 2% to the increase. Sales growth, excluding the impact of acquisitions and the 53rd week, was approximately 3%. Sales growth in the Education Sector was in the high single digits, and the Other Sector (which includes correctional and healthcare clients), experienced sales growth in the low double digits due primarily to increased volume at existing accounts. The Business Services Sector continued to be negatively affected by the weak economy, particularly weak employment levels. While the economy has shown recent signs of recovery, we have not yet seen a meaningful increase in employment in the categories most important to this sector. Fiscal 2003 sales in this sector, excluding acquisitions, declined about 2% from the prior year, an improvement over the prior year decline of 7%. Sales in the Sports and Entertainment Sector increased in the high single digits compared to the prior year, with sales increases due to new locations, higher attendance at MLB games and an increased number of NHL and NBA games, being partially offset by a decline in visitations at National Parks. The Facilities Services Sector sales growth (excluding acquisitions) was in the low single digits for the year, but improved to the high single digits in the fourth quarter of fiscal 2003.

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

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment increased 19% compared to the prior year. Excluding the impact of foreign currency translation, sales increased 7% due to acquisitions (approximately 2%), increased volume (approximately 2%) and net new business (approximately 3%). Spain achieved low double digit sales growth, while sales growth in the United Kingdom was in the high single digits. Sales in Germany increased marginally over the prior year, reflective of the continuing weakness in the German economy.

Fiscal 2003 segment operating income increased 30%. Excluding the impact of foreign currency translation operating income increased 17% compared to the prior year, with acquisitions contributing approximately 6%. Base business growth of 11% was driven by solid performances in Germany, Canada and Spain, while earnings in the United Kingdom were approximately equal with the prior year. Our client interest contracts (which are described in the Business section of this annual report) provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service for these contracts. Based on a recent internal review of certain client interest contracts in our International segment, we are working to clarify or adjust certain contractual arrangements. Fourth quarter 2003 operating results have been adjusted to reflect the possible effect of this effort. See “Risk Factors—our business is contract intensive and may lead to client disputes.”

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment fiscal 2003 sales increased 3% compared to the prior year due to the impact of acquisitions and the 53rd week in 2003. Sales increases from net new business have been offset by reduced volume at existing accounts. Sales growth in this segment continues to be significantly constrained by depressed employment levels, particularly in the manufacturing, automotive and airline sectors.

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

Fiscal 2004

Cash provided by operating activities in fiscal 2004 was $518 million compared to $606 million in fiscal 2003. The principal components (in millions) of the net decrease were:

Decrease in income from continuing operations	$(2)
Net increase in non-cash charges (depreciation, amortization, deferred taxes, etc.)	27
Working capital changes	(103)
Reduction in non-current liabilities; principally insurance payments	(10)

$(88)

The increase in working capital was due principally to an increase in inventory (approximately $37 million) and certain lower current liabilities (approximately $50 million); specifically accrued commissions payable to clients and accrued income taxes. The inventory change reflects higher inventory levels in both the Uniform Rental and Direct Marketing segments driven by new products and a higher level of activity in the rental business, and new customer programs in the Direct Marketing business. Lower accrued client commissions in the Sports and Entertainment business are due principally to the interplay of the fiscal calendar cut-off and the timing of major league baseball games. The amount and timing of income tax payments (principally Federal), determined in part by the amount of the stock option deduction and other book/tax timing differences, resulted in a lower current income liability at year end 2004.

Total debt increased by $139 million primarily due to the cost of acquisitions and the share buyback program. On April 1, 2004, Fitch Ratings upgraded the Company’s $1.7 billion senior unsecured guaranteed debt rating to ‘BBB’ from ‘BBB-’.

Effective March 31, 2004, the Company established a new $900 million revolving credit facility (the “U.S. Credit Facility”) , consisting of an $800 million US dollar tranche and a $100 million Canadian dollar equivalent tranche. The new credit facility replaced the previous $1 billion credit facility and the Canadian C$70 million and C$25 million credit facilities, and expires in March 2009. The agreement contains an option for the Company to increase the amount of the facility to $1.25 billion, subject to the lender banks’ approval. Interest on US borrowings is based on the Prime Rate or LIBOR plus a spread of 0.31% to 0.95% (as of October 1, 2004—0.60%). Interest on Canadian borrowings is based on the Canadian Prime Rate or Canadian Bankers Acceptance Rate plus a spread of 0.31% to 0.95% (as of October 1, 2004—0.60%). The spreads increase between 0.1% and 0.25% if the facility utilization (as defined) is 50% or more. There is a facility fee ranging from 0.09% to 0.30% (as of October 1, 2004—0.15%). The spreads and fee margins are based on credit ratings as defined. The new credit facility contains restrictive covenants that provide, among other things, limitations on liens and dispositions of material assets. The terms of the credit facility also require that the Company maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, as defined. At October 1, 2004, the Company was in compliance with all of these covenants.

Effective June 21, 2004, the Company established a new GBP 150 million revolving credit facility (the “European Credit Facility”), with borrowings available in multiple currencies. The credit facility expires in June 2009. The agreement contains an option to increase the amount of the facility to GBP 250 million, subject to the lender banks’ approval. Interest on borrowings is based on the relevant currency LIBOR plus a spread of 0.375% to 1.50% (as of October 1, 2004—0.70%). The spread reflects an increase of 0.05% due to the facility utilization (as defined) being 50% or more. The spreads are based on credit ratings of ARAMARK Corporation as defined. The credit facility contains restrictive covenants that provide, among other things, limitations on liens and dispositions of material assets by ARAMARK Corporation and its Consolidated Subsidiaries, which are consistent with the US Credit Facility. The terms of the credit facility also require that ARAMARK Corporation maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, which are consistent with the US Credit Facility. At October 1, 2004, the Company was in compliance with all of these covenants.

During the first quarter of fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. This note bears interest at 1.2% and matures in October 2006. This note has been designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd. During the second quarter of fiscal 2004, the Company repaid its 30 million GBP and 30 million Euro private placement notes. During the fourth quarter of fiscal 2004, the Company repaid its 6.75% notes, due August 2004.

During the second quarter of fiscal 2004, the Company acquired Catering Alliance, a contract caterer in the United Kingdom, for approximately $85 million in cash, and increased its ownership in Central Restaurantes (Chile) from 20% to 51% for approximately $37 million in cash. The Company funded these acquisitions through borrowings under our U.S. Credit Facility.

During fiscal 2004, the Company repurchased 7.4 million shares of Class B common stock at an aggregate cost of approximately $193.3 million. On November 2, 2004, the Board of Directors approved an additional $200 million authorization for share repurchases, bringing the total remaining authorization as of such date to approximately $224 million.

During fiscal 2004, the Company paid cash dividends totaling $37.2 million ($0.05/share in each quarter of fiscal 2004). At its November 2, 2004 meeting, the Board of Directors declared a dividend in the amount of $0.055 per share, payable on December 9, 2004 to holders of record of the Company’s Class A and Class B common stock at the close of business on November 12, 2004.

At October 29, 2004, there was approximately $613 million of unused committed credit availability under our U.S. Credit Facility, and approximately $34.4 million of unused committed credit availability under our European Credit Facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures, dividends and additional share repurchases and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of October 1, 2004, there was approximately $363 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 1, 2004.

	Payments Due by Period
Contractual Obligations as of October 1, 2004	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings	$1,827,405	$18,191	$830,764	$968,350	$10,100
Capital lease obligations	41,318	7,332	10,794	8,516	14,676
Operating leases	541,755	148,901	121,663	83,773	187,418
Purchase obligations (1)	161,543	129,720	17,743	7,585	6,495
Other long-term liabilities reflected on the balance sheet (2)	124,303	—	30,114	—	94,189

	$2,696,324	$304,144	$1,011,078	$1,068,224	$312,878

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of October 1, 2004		Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$60,869	$60,369	$500	$—	$—
Guarantees	8,992	8,992	—	—	—

	$69,861	$69,361	$500	$—	$—

(1)	Represents capital commitments in connection with several long-term concession contracts, client contract commitments and a commitment to increase our ownership in our Irish food and support venture.
(2)	Primarily represents certain unfunded employee retirement obligations and $30 million related to the Fine Host holdback (See Note 3 to the consolidated financial statements).

During the first quarter of fiscal 2004, ARAMARK completed the sale of its 15% interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. As part of this transaction, ARAMARK was released from debt guarantees of approximately $16.0 million.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer, without recourse, all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $286.4 million at October 1, 2004, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At October 3, 2003 and October 1, 2004, respectively, $160.7 million and $157.3 million of accounts receivable were sold and removed from the consolidated balance sheet.

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

New/Proposed Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this statement. In March 2004, the FASB issued a Proposed SFAS—“Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25 “Accounting for Stock Issued to Employees,” currently followed by the Company (see Note 1—Earnings Per Share).

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of union organizing activities; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment, Federal and state employment and wage and hour laws and import and export controls and customs laws; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

Our profitability could be adversely affected if we were faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we were unable to recover such increased costs through increases in the prices for our services, due to general economic conditions, competitive conditions, or both. For example, substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform services business, and to a lesser extent in our food and support services segment. In addition, approximately 70% of our food and support services sales are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients.

Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs increase.

In the past, the United States has periodically experienced reduced levels of unemployment, which has created a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment can compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. Our success also depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer. We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that 70% of our Food and Support Services segment’s sales are from profit-loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

Our expansion strategy involves risks.

We may seek to acquire companies or enter into joint ventures that complement our business, and our inability to complete acquisitions, integrate acquired companies successfully or enter into joint ventures may render us less competitive. We may be evaluating acquisitions or engage in acquisition negotiations at any given time. For example, in 2004 we acquired Catering Alliance, a contract caterer in the United Kingdom, and 90% of Bright China Services Industries, a facilities services company in China. We also increased our investment in Central Restaurantes, our Chilean joint venture, to 51 percent. We cannot be sure that we will be able to continue to identify acquisition candidates or joint venture partners on commercially reasonable terms or at all. If we make additional acquisitions, we also cannot be sure that any benefits anticipated from the acquisitions will actually be realized. Likewise, we cannot be sure that we will be able to obtain necessary financing for acquisitions. Such financing could be restricted by the terms of our debt agreements or it could be more expensive than our current debt. The amount of such debt financing for acquisitions could be significant and the terms of such debt instruments could be more restrictive than our current covenants. In addition, our ability to control the planning and operations of our joint ventures and other less than majority owned affiliates may be subject to numerous restrictions imposed by the joint venture agreements and majority shareholders. Our joint venture partners may also have interests which differ from ours.

The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain clients or management personnel and problems coordinating technology and supply chain arrangements. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our sales. Possible future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expenses related to intangible assets, which could have a materially adverse effect on our financial condition, operating results and/or cash flow, or in the issuance of additional shares of our common stock.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, national, provincial and local level in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, environmental issues, the import and export of goods and the services we provide in connection with governmentally funded entitlement programs. While we attempt to comply with all applicable laws and regulations, we cannot assure you that we are in full compliance with all applicable laws and regulations or interpretations of these laws and regulations at all times or that we will be able to comply with any future laws, regulations or interpretations of these laws and regulations. For example, on July 21, 2004, agents of the Department of Commerce, among others, executed a search warrant at the Lexington, Kentucky facilities of Galls, a division of the Company, to gather records in connection with record keeping and documentation of certain export sales. The investigation surrounds the possible failure to obtain proper export licenses or prepare accurate shipping declarations in connection with the export of Galls products. (See Item 3. “Legal Proceedings”). In addition, from time to time, both federal and state governmental agencies have conducted audits of our billing practices as part of investigations of providers of services under governmental contracts, or otherwise. Like others in our business, we receive requests for information from governmental agencies in connection with these audits. If we fail to comply with applicable laws and regulations, we may be subject to criminal sanctions or civil remedies, including fines, injunctions, seizures or debarment from government contracts. The cost of compliance or the consequences of non-compliance could have a material adverse effect on our business and results of operations. In addition, governmental units may make changes in the regulatory frameworks within which we operate that may require either the corporation as a whole or individual businesses to incur substantial increases in costs in order to comply with such laws and regulations.

Changes in or new interpretations of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

A portion of our sales, estimated to be approximately 15% in fiscal 2004, is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.

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

We may be adversely affected if customers reduce their outsourcing or use of preferred vendors.

Our business and growth strategies depend in large part on the continuation of a current trend toward outsourcing services. Customers will outsource if they perceive that outsourcing may provide higher quality services at a lower overall cost and permit them to focus on their core business activities. We cannot be certain that this trend will continue or not be reversed or that customers that have outsourced functions will not decide to perform these functions themselves. In addition, labor unions representing employees of some of our current and prospective customers have occasionally opposed the outsourcing trend to the extent that they believed that current union jobs for their memberships might be lost. In these cases, unions typically seek to ensure that jobs that are outsourced continue to be unionized and thus, the unions seek to direct to union employees the performance of the types of services we offer. We have also identified a trend among some of our customers toward the retention of a limited number of preferred vendors to provide all or a large part of their required services. We cannot be certain that this trend will continue or not be reversed or, if it does continue, that we will be selected and retained as a preferred vendor to provide these services. Adverse developments with respect to either of these trends could have a material adverse effect on our business and results of operations.

Our international business results are influenced by currency fluctuations and other risks that could have an effect on our results of operations and financial condition.

A significant portion of our sales is derived from international markets. During fiscal 2004, approximately 18% of our sales were generated outside the United States. We have a presence in 18 countries outside of the United States with approximately 64,000 personnel. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging markets over the long term. Emerging market operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

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

As of October 29, 2004, we had approximately $2.0 billion of outstanding indebtedness. The size of our indebtedness may restrict the pursuit of certain new business opportunities. We will also have to use a portion of our cash flow to service our debt, which may prevent us from pursuing certain new business opportunities and certain acquisitions. If we were to incur significant amounts of additional indebtedness in the future, the agreements relating to such indebtedness may include covenants more restrictive than our current debt agreements. Failure to satisfy financial and other covenants or make required debt payments could cause us to violate the terms of our credit facility agreements and thereby result in the exercise of remedies by our lenders, including acceleration of our indebtedness, impair our liquidity and limit our ability to raise additional capital.

Attempts to further unionize our workforce, if successful, could increase our costs.

Approximately 34,700 employees in our domestic operations are covered by collective bargaining agreements. Certain unions representing employees in our domestic Food and Support

Services segment recently have stated that they intend to begin a union campaign targeting the major companies in our industry. We have always respected our employees’ right to unionize or not to unionize. However, the unionization of a greater portion of our workforce could increase our overall costs at the affected locations and adversely affect our flexibility to run our business in the most efficient manner to remain competitive. In addition, if we were to become subject to work stoppages, our business, financial condition or results of operations could be adversely affected.

Food and Support Services

Competition in our industry could adversely affect our results of operations.

There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our customers. Certain of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self operate their food service, eliminating the opportunity for us to serve them or compete for the account. While we have a significant international presence, should business sector clients require multi-national bidding, we may be placed at a competitive disadvantage because we may not be able to offer services in as many countries as some of our competitors.

Sales of sports, entertainment and recreational services would be adversely affected by a decline in attendance at client facilities or by a reduction or cessation of events.

The portion of our food and support services business which provides services in public facilities such as stadiums, arenas, amphitheaters, convention centers and tourist and recreational attractions is sensitive to an economic downturn, as expenditures to attend sporting events or concerts, take vacations, or hold or attend conventions are funded to a partial or total extent by discretionary income. A decrease in such discretionary income on the part of potential attendees at events in our clients’ facilities could result in a reduction in our sales. Further, because our exposure to the ultimate consumer of what we provide is limited by our dependence on our clients to attract customers to their facilities and events, our ability to respond to such a reduction in attendance, and therefore our sales, is limited. There are many factors that could reduce the numbers of events in a facility or attendance at an event, including labor disruptions involving sports leagues, poor performance by the teams playing in a facility and inclement weather, which would adversely affect sales and profits. For example, during fiscal 2004, reduced visitation at certain of our national park service venues adversely affected our sales and operating income. In addition, the National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association have failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. A shortened or cancelled 2004 season would result in a loss of sales and reduced profits at the National Hockey League venues we service.

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

Our business is contract intensive and we are parties to many contracts with clients all over the world. Our client interest contracts (which are described in the Business section of this annual report), provide that client billings, and for some contracts the sharing of profits and losses, are based on our determinations of costs of service. Contract terms under which we base these determinations may be subject to differing interpretations which could result in disputes with our clients from time to time. Clients generally have the right to audit our contracts, and we periodically review our compliance with contract terms and provisions. If clients were to dispute our contract determinations, the resolution of such disputes in a manner adverse to ARAMARK’s interests could negatively affect sales and operating results. While we do not believe any reviews, audits or other such matters would result in material adjustments, if a large number of our client arrangements were modified in response to any such matter, the effect could be materially adverse to our business or results of operations.

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

In fiscal 2004, one distributor provided approximately 58% of our food and non-food products in the U.S. and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure in such countries.

If our relationship with, or the business of, SYSCO, our main U.S. distributor of our food and non-food products were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our customer relationships in such areas.

Governmental regulations may subject us to significant liability.

Our operations are subject to various governmental regulations, including those governing:

•	the service of food and alcoholic beverages;

•	minimum wage and employment;

•	wage and hour laws;

•	governmentally funded entitlement programs;

•	environmental protection;

•	human health and safety;

•	customs, import and export control laws; and

•	federal motor carrier safety.

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

Our uniform rental segment is subject to various federal, state and local laws and regulations, including the federal Clean Water Act, Clean Air Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act and similar state statutes and regulations. In particular, we use and must dispose of wastewater containing detergent and other residues from the laundering of garments and other merchandise through publicly operated treatment works or sewer systems and are subject to volume and chemical discharge limits and penalties and fines for non-compliance. In the course of our business, we settle, or contribute to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials. We may have to expend material amounts to rectify the consequences of any such disposal in the future. Under environmental laws, as an owner or operator of real estate we may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from our owned, leased or operated property, as well as related costs of investigation and property damage. Liability may be imposed upon us without regard to whether we knew of or were responsible for the presence of hazardous or toxic substances. There can be no assurances that locations which we own, lease or otherwise operate or which we may acquire in the future have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third party actions such as tort suits. In addition, such regulations may limit our ability to identify suitable sites for new or expanded plants. In connection with our operations and the operations of our predecessors or companies that we have acquired, hazardous or toxic substances may migrate from properties on which we operate or which were operated by our predecessors or companies we acquired to other properties. We may be subject to significant liabilities to the extent that human health is damaged or the value of such properties is diminished by such migration.

Economic and business conditions affecting our customer base could negatively impact our sales and operating results.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of October 1, 2004 and October 3, 2003 (See Note 5 to the consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at October 1, 2004 and October 3, 2003. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity						Total	Fair Value
As of October 1, 2004	2005	2006	2007	2008	2009	Thereafter
	(US$ equivalent in millions)
Debt:
Fixed rate	$129	$306 (a)	$529 (a)	$302 (a)	$15	$25	$1,306	$1,391
Average interest rate	7.9%	7.0%	6.4%	6.4%	6.1%	6.0%	6.6%
Variable rate	$138	$4	$2	$1	$418	—	$563	$563
Average interest rate	2.9%	4.0%	4.0%	3.8%	4.1%		3.8%

Interest Rate Swaps:
Receive variable/pay fixed			$100		$267	$120		$(7)
Average pay rate			3.0%		4.0%	4.7%
Average receive rate			2.0%		3.9%	3.2%
Receive fixed/pay variable				$300				$(1)
Average pay rate				5.0%
Average receive rate				6.4%

As of October 3, 2003	Expected Fiscal Year of Maturity						Total	Fair Value
	2004	2005	2006	2007	2008	Thereafter
	(US$ equivalent in millions)
Debt:
Fixed rate	$212	$154	$302 (a)	$472 (a)	$301 (a)	$19	$1,460	$1,555
Average interest rate	6.7%	8.1%	7.0%	7.0%	6.4%	7.5%	6.9%
Variable rate	$62	$105	$19	—	$84	—	$270	$270
Average interest rate	3.5%	2.1%	4.3%		5.4%		3.6%

Interest Rate Swaps:
Receive variable/pay fixed				$100				$(1)
Average pay rate				1.5%
Average receive rate				1.1%
Receive fixed/pay variable				$200	$300			$15
Average pay rate				3.2%	4.2%
Average receive rate				7.0%	6.4%

As of October 1, 2004, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 61.6 million Euros and 30 million Canadian dollars, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of October 1, 2004, the fair-value of these foreign exchange contracts was $(1.1) million, which is included in “Accrued expenses and other liabilities.”

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

(b) Change in Internal Control over Financial Reporting

During the fourth quarter, we identified some necessary write-offs of prior amounts due from vendors and established a reserve for possible client contract adjustments at our UK operations. Our corporate monitoring controls identified these issues prior to year end. In response to these issues, we are taking steps to strengthen our control processes at our UK operations. Among other things, we have added new personnel resources and restructured reporting relationships. The matter noted above has been discussed with our Audit Committee.

PART III

Items 10, 11, 12, 13 and 14 of Part III are incorporated by reference to the information set forth under the caption, “Executive Officers of the Company” in Part I of this Annual Report and to the information set forth in the Company’s Proxy Statement for its 2005 annual meeting of stockholders, to be filed with the Commission pursuant to Regulation 14A (except for the committee report on executive compensation and the audit committee report in the Company’s Proxy Statement).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements

See Index to Financial Statements and Schedule at page S-1.

(b) Exhibits Required by Item 601 of Regulation S-K

See the Exhibit Index which is incorporated herein by reference.

(c) Financial Statement Schedules

See Index to Financial Statements and Schedule at page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on December 10, 2004.

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

Name	Title	Date
/s/ JOSEPH NEUBAUER Joseph Neubauer	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	December 10, 2004

/s/ L. FREDERICK SUTHERLAND L. Frederick Sutherland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 10, 2004

/s/ JOHN M. LAFFERTY John M. Lafferty	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	December 10, 2004

/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	December 10, 2004

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	December 10, 2004

Name	Title	Date
/s/ ROBERT J. CALLANDER Robert J. Callander	Director	December 10, 2004

/s/ LEONARD S. COLEMAN, JR. Leonard S. Coleman, Jr.	Director	December 10, 2004

/s/ RONALD R. DAVENPORT Ronald R. Davenport	Director	December 10, 2004

/s/ THOMAS H. KEAN Thomas H. Kean	Director	December 10, 2004

/s/ JAMES E. KSANSNAK James E. Ksansnak	Director	December 10, 2004

/s/ JAMES E. PRESTON James E. Preston	Director	December 10, 2004

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	December 10, 2004

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	December 10, 2004

ARAMARK CORPORATION AND SUBSIDIARIES

All other schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or in the notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation and subsidiaries as of October 3, 2003 and October 1, 2004, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the three-year period ended October 1, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of October 3, 2003 and October 1, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 1, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Philadelphia, Pennsylvania

November 9, 2004

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

OCTOBER 3, 2003 AND OCTOBER 1, 2004

(dollars in thousands, except share amounts)

	Fiscal
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$44,475	$45,319
Receivables (less allowances: 2003—$29,697; 2004—$32,845)	663,750	759,822
Inventories	430,672	471,839
Prepayments and other current assets	87,695	63,035

Total current assets	1,226,592	1,340,015

Property and Equipment, at cost:
Land, buildings and improvements	703,851	706,953
Service equipment and fixtures	1,719,799	1,849,189

	2,423,650	2,556,142
Less-Accumulated depreciation	(1,239,330)	(1,341,760)

	1,184,320	1,214,382

Goodwill	1,422,639	1,589,144
Other Intangible Assets	294,290	271,343
Other Assets	339,736	406,689

	$4,467,577	$4,821,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$18,176	$25,523
Accounts payable	529,830	566,474
Accrued payroll and related expenses	262,165	296,414
Other accrued expenses and current liabilities	605,618	566,519

Total current liabilities	1,415,789	1,454,930

Long-term borrowings	1,729,881	1,868,723
Less-current portion	(18,176)	(25,523)

Total long-term borrowings	1,711,705	1,843,200

Deferred Income Taxes and Other Noncurrent Liabilities	301,111	373,788
Shareholders’ Equity:
Class A common stock (par value $.01; authorized: 600,000,000 shares; issued: 2003—104,355,711 shares; 2004—89,328,415 shares; outstanding: 2003—86,706,195 shares; 2004—71,110,640 shares)	1,044	893
Class B common stock (par value $.01; authorized: 1,000,000,000 shares; issued: 2003—111,633,745 shares; 2004—133,006,862 shares; outstanding: 2003—97,539,384 shares; 2004—111,414,371 shares)	1,116	1,330
Capital surplus	910,562	1,007,687
Earnings retained for use in the business	854,129	1,080,020
Accumulated other comprehensive income (loss)	3,940	(4,144)
Treasury stock (39,810,266 shares as of October 1, 2004)	(731,819)	(936,131)

Total	1,038,972	1,149,655

	$4,467,577	$4,821,573

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2002, OCTOBER 3, 2003 AND OCTOBER 1, 2004

(dollars in thousands, except per share amounts)

	Fiscal
	2002	2003	2004
Sales	$8,356,007	$9,447,815	$10,192,240
Costs and Expenses:
Cost of services provided	7,525,323	8,506,465	9,223,788
Depreciation and amortization	229,608	262,944	297,993
Selling and general corporate expense	115,190	115,684	132,881
Other (income) expense (Note 13)	(43,695)	10,700	—

	7,826,426	8,895,793	9,654,662

Operating income	529,581	552,022	537,578

Interest and Other Financing Costs, net	136,432	142,469	122,362

Income from continuing operations before income taxes	393,149	409,553	415,216

Provision for Income Taxes	141,829	144,185	152,112

Income from Continuing Operations	251,320	265,368	263,104

Income from Discontinued Operations, net (Note 2)	18,592	35,724	—

Net Income	$269,912	$301,092	$263,104

Earnings Per Share-Basic:
Income from continuing operations	$1.32	$1.39	$1.39
Net income	$1.42	$1.58	$1.39

Earnings Per Share-Diluted:
Income from continuing operations	$1.25	$1.34	$1.36
Net income	$1.34	$1.52	$1.36

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2002, OCTOBER 3, 2003 AND OCTOBER 1, 2004

(dollars in thousands)

	Fiscal
	2002	2003	2004
Cash flows from operating activities from continuing operations:
Income from continuing operations	$251,320	$265,368	$263,104
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	229,608	262,944	297,993
Income taxes deferred	17,740	29,675	32,749
(Gain) loss on investments	(45,320)	10,700	—
Changes in noncash working capital:
Receivables	23,599	(53,802)	(41,881)
Inventories	3,053	6,675	(30,739)
Prepayments	2,444	(14,397)	16,665
Accounts payable	(24,732)	(2,108)	(14,129)
Accrued expenses	98,662	123,398	27,016
Net proceeds from sale of receivables	39,105	—	—
Changes in other noncurrent liabilities	(2,917)	8,354	(3,820)
Changes in other assets	(15,268)	(23,556)	(23,747)
Other operating activities	710	(6,990)	(5,645)

Net cash provided by operating activities from continuing operations	578,004	606,261	517,566

Cash flows from investing activities from continuing operations:
Purchases of property and equipment and client contract investments	(219,767)	(298,606)	(308,763)
Disposals of property and equipment	16,032	28,183	20,503
Proceeds from sale of investments	76,964	—	8,500
Divestiture of certain businesses	3,502	248,076	—
Acquisition of certain businesses:
Working capital other than cash acquired	30,246	(273)	(24,302)
Property and equipment	(106,772)	(41,645)	(15,800)
Additions to goodwill, other intangible assets and other assets, net	(850,824)	(216,151)	(116,877)
Other investing activities	19,226	11,201	(2,701)

Net cash used in investing activities from continuing operations	(1,031,393)	(269,215)	(439,440)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	1,205,360	113,190	441,091
Payment of long-term borrowings	(1,032,072)	(263,896)	(343,349)
Proceeds from issuance of common stock	771,178	21,280	39,748
Repurchase of common stock	(499,389)	(212,473)	(184,062)
Payment of dividends	—	—	(37,213)
Other financing activities	(9,101)	3,034	6,503

Net cash provided by (used in) financing activities from continuing operations	435,976	(338,865)	(77,282)

Net cash provided by discontinued operations	24,186	14,722	—

Increase in cash and cash equivalents	6,773	12,903	844
Cash and cash equivalents, beginning of year	24,799	31,572	44,475

Cash and cash equivalents, end of year	$31,572	$44,475	$45,319

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED SEPTEMBER 27, 2002, OCTOBER 3, 2003 AND OCTOBER 1, 2004

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Impact of Potential Repurchase Feature of Common Stock	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, September 28, 2001	$1,672	$—	$1,065	$283,125	$(20,000)	$—	$(18,970)	$246,892
Net income				269,912				269,912
Minimum pension liability adjustment (net of tax)							(7,356)	(7,356)
Foreign currency translation adjustments							3,472	3,472
Change in fair value of cash flow hedges (net of tax)							4,183	4,183

Total comprehensive income								270,211

Purchases of common stock for the treasury						(499,510)		(499,510)
Conversion of Class A to Class B	(353)	353						—
Issuance of common stock	68	347	793,077					793,492
Sale of deferred payment obligations			27,100					27,100
Change due to termination of Stockholders’ Agreement					20,000			20,000

Balance, September 27, 2002	$1,387	$700	$821,242	$553,037	$—	$(499,510)	$(18,671)	$858,185
Net income				301,092				301,092
Minimum pension liability adjustment (net of tax)							5	5
Foreign currency translation adjustments							21,077	21,077
Change in fair value of cash flow hedges (net of tax)							1,529	1,529

Total comprehensive income								323,703

Purchases of common stock for the treasury						(232,309)		(232,309)
Conversion of Class A to Class B	(413)	413						—
Issuance of common stock	70	3	89,320					89,393

Balance, October 3, 2003	$1,044	$1,116	$910,562	$854,129	$—	$(731,819)	$3,940	$1,038,972
Net income				263,104				263,104
Minimum pension liability adjustment (net of tax)							(7,537)	(7,537)
Foreign currency translation adjustments (net of tax)							2,828	2,828
Change in fair value of cash flow hedges (net of tax)							(3,375)	(3,375)

Total comprehensive income								255,020

Purchases of common stock for the treasury						(204,312)		(204,312)
Payment of dividends				(37,213)				(37,213)
Conversion of Class A to Class B	(209)	209						—
Issuance of common stock	58	5	97,125					97,188

Balance, October 1, 2004	$893	$1,330	$1,007,687	$1,080,020	$—	$(936,131)	$(4,144)	$1,149,655

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended September 27, 2002 and October 1, 2004 were each fifty-two week periods. The fiscal year ended October 3, 2003 was a fifty-three week period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassification

Certain prior period balances have been reclassified to conform to the current year presentation. The effect was not material.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company has adopted the disclosure provisions of this statement. In March 2004, the FASB issued a Proposed SFAS—“Share-Based Payment: an amendment of FASB Statements No. 123 and 95.” The proposed standard would require companies to expense share-based payments to employees, including stock options, based on the fair value of the award at grant date. The proposed statement would eliminate the intrinsic value method of accounting for stock options permitted by APB No. 25 “Accounting for Stock Issued to Employees,” currently followed by the Company.

Revenue Recognition

In each of our operating segments, we recognize revenue in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Revenues in our direct marketing segment are recognized upon shipment.

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

Currency Translation

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Currency transaction gains and losses included in operating results for fiscal 2002, 2003 and 2004 were not significant.

Current Assets

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Inventories are valued at the lower of cost (principally the first-in, first-out method) or market. The LIFO (last-in, first-out) method of determining cost is used to value certain directly marketed items. The stated value of inventories determined using the LIFO method is not significantly different from replacement or current cost. Personalized work apparel, linens and other rental items in service are recorded at cost and are amortized over their estimated useful lives, approximately two years.

The components of inventories are as follows:

	Fiscal
	2003	2004
Food	33.6%	33.7%
Career apparel, safety equipment and linens	61.8%	62.4%
Parts, supplies and novelties	4.6%	3.9%

	100.0%	100.0%

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 2002, 2003 and 2004 was $172.9 million, $201.1 million and $222.9 million, respectively.

Other Assets

Other assets consist primarily of investments in 50% or less owned entities, client contract rights, computer software costs, and long-term receivables. Investments in which the Company

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

owns more than 20% but less than a majority are accounted for using the equity method. Investments in which the Company owns less than 20% are accounted for under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or the cost method, as applicable.

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

Earnings Per Share

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings per share is based on the weighted average number of common shares outstanding during the respective periods, plus the potential dilution of restricted stock units and shares that could be issued resulting from the exercise of stock under the ARAMARK Ownership and Equity Incentive Plans. Earnings applicable to common stock and common shares utilized in the calculation of basic and diluted earnings per share are as follows:

	Fiscal
	2002	2003	2004
	(in thousands, except share data)
Earnings:
Income from continuing operations	$251,320	$265,368	$263,104

Net income	$269,912	$301,092	$263,104

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	190,256	190,723	188,799
Impact of restricted stock units and potential exercise of stock under the ARAMARK Ownership and Equity Incentive Plans	10,668	6,782	4,655

Total common shares used in diluted earnings per share calculation	200,924	197,505	193,454

Earnings per common share—Basic:
Income from continuing operations	$1.32	$1.39	$1.39

Net income	$1.42	$1.58	$1.39

Earnings per common share—Diluted:
Income from continuing operations	$1.25	$1.34	$1.36

Net income	$1.34	$1.52	$1.36

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options to purchase 629,920 shares were outstanding at October 1, 2004, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. Options to purchase 4,006,326 shares were outstanding at October 3, 2003, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

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

	Fiscal
	2002	2003	2004
	(in thousands, except per share data)
Net Income
As reported	$269,912	$301,092	$263,104
Pro forma	$263,770	$288,704	$249,373
Earnings per share
As reported:
Basic	$1.42	$1.58	$1.39
Diluted	$1.34	$1.52	$1.36
Pro forma:
Basic	$1.39	$1.51	$1.32
Diluted	$1.31	$1.46	$1.29

The weighted average fair value of options granted in fiscal 2002, 2003 and 2004 was $7.57, $6.56 and $7.39, respectively, per option. The fair value of each option was estimated on the grant date using the Black-Scholes Option Pricing Model, with the following assumptions:

	Fiscal
	2002	2003	2004
Risk-free interest rate	2.7-4.9%	2.3%-3.2%	3.1%-3.7%
Expected life in years	5	5	5
Dividend yield	—	—	0.7%-0.8%
Expected volatility	27%	27%	27%

Supplemental Cash Flow Information

	Fiscal
	2002	2003	2004
	(in millions)
Interest paid	$123.4	$135.5	$125.4
Income taxes paid	$65.2	$79.8	$110.3

Cash provided by operating activities includes the tax benefit from the employee exercise of non-qualified stock options of approximately $57.9 million, $37.4 million and $25.8 million during the 2002, 2003 and 2004 fiscal years, respectively.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant noncash activities follow:

•	During fiscal 2002, 2003 and 2004, the Company contributed $3.3 million, $3.4 million and $3.2 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See Note 6.

•	During fiscal 2002, 2003 and 2004, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $5.3 million, $12.8 million and $33.2 million for fiscal 2002, 2003 and 2004, respectively, which is included in property and equipment.

•	During the fourth quarter of fiscal 2003, the Company reached agreement for the sale of its 15% interest in a periodicals distribution business to the majority shareholder, and wrote down this investment to the expected recoverable amount. The resulting pre-tax charge of $10.7 million is included in “Other (income) expense.”

NOTE 2. DISCONTINUED OPERATIONS:

During the second quarter of fiscal 2003, the Company executed a definitive agreement for the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation, Inc. for approximately $250 million in cash. The sale closed on May 9, 2003, and resulted in an after-tax gain of $23.6 million.

AER is accounted for as a discontinued operation in the accompanying financial statements in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations and cash flows have been removed from the Company’s results of continuing operations for fiscal 2002 and 2003. All related disclosures have also been adjusted to reflect the discontinued operation. Summarized selected financial information from discontinued operations is as follows:

	Fiscal 2002	Fiscal 2003
	(in thousands)
Sales	$455,772	$264,277

Income before income taxes	$30,459	$20,174
Income tax provision	(11,867)	(8,002)

Income from discontinued operations, net	18,592	12,172
After-tax gain on sale	—	23,552

Net income	$18,592	$35,724

NOTE 3. ACQUISITIONS:

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

During the third quarter of fiscal 2002, the Company completed the acquisition of the Harrison Conference Centers portfolio of conference centers and university hotels from Hilton Hotels Corporation for approximately $49 million in cash. The Company also acquired Long Beach Uniform, a direct retail and contract marketer of uniforms and public safety equipment in Southern California, for approximately $9.5 million in cash, and Uniforms for Industry, a uniform rental company serving the New York City area, for approximately $10.4 million in cash. During the fourth quarter of fiscal 2002, the Company completed an acquisition in Canada of Travers Food Services, a remote camp business, for approximately $18 million. These acquisitions were financed through the Company’s revolving credit facility. Additionally, ARAMARK and Mitsui & Company, Ltd. completed a tender offer to jointly purchase outstanding shares of AIM Services Co., Ltd. (AIM), which increased each of their existing ownership interests in AIM to approximately 49%. The aggregate consideration paid by ARAMARK was approximately $37 million. The Company’s pro forma results of operations for fiscal 2002 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of fiscal 2002.

Fiscal 2003

During fiscal 2003, the Company acquired three regional uniform rental companies for a total of approximately $27 million in cash. The Company’s pro forma results of operations for fiscal 2002 and 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

On September 30, 2002, the Company completed the acquisition of the Clinical Technology Services business from Premier, Inc. for approximately $100 million in cash. Additionally, in mid-December 2002, the Company closed the acquisition of Fine Host Corporation, a food service management company, for approximately $95 million, of which $30 million represented a holdback which is scheduled to be paid over time, subject to satisfaction of any claims that may be made against the holdback pursuant to the terms of the acquisition agreement and the assignment of certain client contracts. The results of Fine Host Corporation have been included starting in the second quarter of fiscal 2003. These acquisitions were funded through borrowings under the revolving credit facility. The proforma results of operations for fiscal 2002 and 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective periods.

During the fourth quarter of fiscal 2003, the Company also completed the acquisitions of two vending/food service companies, one located in the U.S. and the other in Europe, for total cash

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consideration of approximately $26.5 million. The pro forma results of operations for fiscal 2002 and 2003 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective periods.

Fiscal 2004

During fiscal 2004, the Company acquired several regional uniform rental companies for a total of approximately $21 million in cash. The Company’s pro forma results of operations for fiscal 2002, 2003 and 2004 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

During the second quarter of fiscal 2004, the Company acquired Catering Alliance, a contract caterer in the United Kingdom, for approximately $85 million in cash, and increased its ownership in Central Restaurantes (Chile) from 20% to 51% for approximately $37 million in cash. The Company’s pro forma results of operations for fiscal 2002, 2003 and 2004 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective periods.

During the fourth quarter of fiscal 2004, the Company acquired 90% of Bright China Service Industries, a facility services company, for approximately $13 million in cash. The Company’s pro forma results of operations for fiscal 2002, 2003 and 2004 would not have been materially different than reported, assuming that this acquisition had occurred at the beginning of the respective periods.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS:

At the beginning of the first quarter of fiscal 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” With the adoption of SFAS No. 142, goodwill is no longer subject to amortization, rather it is subject to at least an annual assessment for impairment by applying a fair value based test. The Company has completed the annual goodwill impairment tests required by SFAS No. 142, which did not result in an impairment charge.

Goodwill, allocated by segment, follows (in thousands):

	October 3, 2003	Acquisitions	Translation and Other	October 1, 2004
Food and Support Services—United States	$1,053,394	$27,811	$—	$1,081,205
Food and Support Services—International	85,278	121,795	888	207,961
Uniform and Career Apparel—Rental	174,548	16,011	—	190,559
Uniform and Career Apparel—Direct Marketing	109,419	—	—	109,419

	$1,422,639	$165,617	$888	$1,589,144

Goodwill additions during the fiscal year ended October 1, 2004 reflect (i) the acquisition of Catering Alliance (UK), an increased investment in Central Restaurantes (Chile) and the acquisition of Bright China in the Food and Support—International segment, (ii) the acquisition of several regional uniform rental companies and (iii) the acquisition of a small U.S. catering business. These amounts may be revised upon final determination of the purchase price allocations. In the Food and Support Services—United States segment, during the first quarter of fiscal 2004, a final allocation adjustment of approximately $18 million was recorded to increase

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill, of which approximately $16 million reduced the amount initially allocated to other intangible assets acquired with the Fine Host acquisition, reflecting the results of an independent appraisal of these assets.

Other intangible assets consist of (in thousands):

	October 3, 2003			October 1, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$444,712	$(160,000)	$284,712	$479,660	$(210,690)	$268,970
Other	23,248	(13,670)	9,578	21,363	(18,990)	2,373

	$467,960	$(173,670)	$294,290	$501,023	$(229,680)	$271,343

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $44 million were acquired through business combinations during fiscal 2004. Amortization of intangible assets for the fiscal years ended September 27, 2002, October 3, 2003 and October 1, 2004 was approximately $43 million, $50 million and $50 million, respectively. Based upon the recorded balances at October 1, 2004, future amortization will be approximately $45 million in fiscal 2005, $43 million in fiscal 2006, and average approximately $38 million for each of the following three fiscal years.

NOTE 5. BORROWINGS:

Long-term borrowings at October 3, 2003 and October 1, 2004 are summarized in the following table:

	Fiscal
	2003	2004
	(in thousands)
U.S. credit facility borrowings	$—	$182,487
European facility borrowings	—	235,508
Canadian credit facility (revolving)	38,295	—
Canadian credit facility (non-revolving)	18,590	—
Bank term loan due May 2005	50,000	50,000
Bank term loan due May 2005	55,000	55,000
Bank term loan due October 2006	—	20,000
Japanese borrowings	—	49,095
European private placement	84,555	—
6.375% notes, due February 2008	299,788	298,668
6.75% notes, due August 2004	205,592	—
7.00% notes, due July 2006	299,972	299,982
7.00% notes, due May 2007	314,192	299,695
7.10% notes, due December 2006	124,941	124,960
7.25% notes and debentures, due August 2007	30,730	30,730
8.15% notes, due May 2005	150,000	119,575
Capital leases	14,609	41,318
Other	43,617	61,705

	1,729,881	1,868,723

Less-current portion	(18,176)	(25,523)

	$1,711,705	$1,843,200

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective March 31, 2004, the Company established a new $900 million revolving credit facility (the “U.S. Credit Facility”), consisting of an $800 million US dollar tranche and a $100 million Canadian dollar equivalent tranche. The new credit facility replaced the previous $1 billion credit facility and the Canadian C$70 million and C$25 million credit facilities, and expires in March 2009. The agreement contains an option for the Company to increase the amount of the facility to $1.25 billion, subject to the lender banks’ approval. Interest on US borrowings is based on the Prime Rate or LIBOR plus a spread of 0.31% to 0.95% (as of October 1, 2004—0.60%). Interest on Canadian borrowings is based on the Canadian Prime Rate or Canadian Bankers Acceptance Rate plus a spread of 0.31% to 0.95% (as of October 1, 2004—0.60%). The spreads increase between 0.1% and 0.25% if the facility utilization (as defined) is 50% or more. There is a facility fee ranging from 0.09% to 0.30% (as of October 1, 2004—0.15%). The spreads and fee margins are based on credit ratings as defined. The new credit facility contains restrictive covenants that provide, among other things, limitations on liens and dispositions of material assets. The terms of the credit facility also require that the Company maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, as defined. At October 1, 2004, the Company was in compliance with all of these covenants.

Effective June 21, 2004, the Company established a new GBP 150 million revolving credit facility, with borrowings available in multiple currencies. The credit facility expires in June 2009. The agreement contains an option to increase the amount of the facility to GBP 250 million, subject to the lender banks’ approval. Interest on borrowings is based on the relevant currency LIBOR plus a spread of 0.375% to 1.50% (as of October 1, 2004—0.70%). The spread reflects an increase of 0.05% due to the facility utilization (as defined) being 50% or more. The spreads are based on credit ratings of ARAMARK Corporation as defined. The credit facility contains restrictive covenants which provide, among other things, limitations on liens and dispositions of material assets by ARAMARK Corporation and its Consolidated Subsidiaries, which are consistent with the US Credit Facility. The terms of the credit facility also require that ARAMARK Corporation maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, which are consistent with the US Credit Facility. At October 1, 2004, the Company was in compliance with all of these covenants.

The $50 million and $55 million bank term loans are subject to interest based on the higher of (a) the Prime Rate and (b) the sum of 0.5% plus the Federal Funds Rate, or LIBOR plus a spread, as defined (approximately 0.9% for both loans as of October 1, 2004). The spread is based on certain financial ratios, as defined in the respective term loans. The $50 million and $55 million bank term loans mature in May 2005.

The $20 million bank term loan bears interest at 3.58% plus a spread of 0.0%—0.75% (0.0% as of October 1, 2004). The spread is based on credit rating, as defined in the term loan agreement. The term loan matures in October 2006.

During the first quarter of fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note bears interest at 1.2% and matures in October 2006. This note has been designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.

The 6.375% (due February 2008), 7.0% (due July 2006) and 7.0% (due May 2007) notes may be redeemed, in whole or in part, at any time at the Company’s option. The redemption price

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

equals the greater of (i) 100% of the principal amount or (ii) an amount based on the discounted present value of scheduled principal and interest payments, as defined.

The 7.25% notes and debentures may be exchanged, in whole or in part, at the option of the holder, for 7.10% senior notes due December 2006. The Company currently has the right to redeem these notes and debentures, at par, upon being presented with a notice of conversion.

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

During the second quarter of fiscal 2004, the Company repaid its 30 million GBP and 30 million Euro private placement notes. During the fourth quarter of fiscal 2004, the Company repaid its 6.75% notes, due August 2004.

Debt repayments of $240.9 million, contractually due in fiscal 2005, have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the U.S. Credit Facility. Accrued interest on borrowings totaling $37.9 million at October 3, 2003 and $33.3 million at October 1, 2004 is included in current liabilities as “Other accrued expenses.”

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

As of October 1, 2004, the Company had $320 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $300 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During fiscal 2003 and 2004, respectively, a credit of approximately $1.5 million (net of tax) and a debit of approximately $3.4 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of October 1, 2004, approximately $4.1 million of net unrealized losses related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of October 1, 2004, approximately $1.0 million has been included in “Other Non-current Liabilities,” with an offsetting decrease in “Long-term borrowings” in the consolidated balance sheet related to fair value hedges. During the second quarter of fiscal 2004, the Company terminated $200 million of interest rate swap agreements which were designated as fair value hedges. The terminations resulted in a gain of $13.9 million, which will be recognized as an adjustment to interest expense over the remaining term of the hedged borrowings. The hedge ineffectiveness for cash flow and fair value hedging instruments for fiscal 2003 and 2004 was not material.

As of October 1, 2004, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 61.6 million Euros and 30 million Canadian dollars, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of October 1, 2004, the fair-value of these foreign exchange contracts was $(1.1) million, which is included in “Accrued expenses and other liabilities.” Net foreign currency transaction gains and losses were not material during the periods presented.

The following summarizes the fair value of the Company’s financial instruments as of October 3, 2003 and October 1, 2004. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

	Fiscal 2003		Fiscal 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (Liability), in millions:
Long-term debt	$(1,729.9)	$(1,825.3)	$(1,868.7)	$(1,953.9)
Pay fixed/receive variable interest rate swap agreements	(1.2)	(1.2)	(6.8)	(6.8)
Receive fixed/pay variable interest rate swap agreements	14.9	14.9	(1.0)	(1.0)
Forward contracts	—	—	(1.1)	(1.1)

Long-term borrowings maturing in the next five fiscal years are as follows:

Amount
(in thousands)
2005	$25,523
2006	310,149
2007	531,409
2008	302,932
2009	673,934
Thereafter	24,776

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of interest and other financing costs, net are summarized as follows:

	Fiscal
	2002	2003		2004
	(in thousands)
Interest expense	$132,457	$141,156	*	$121,894
Interest income	(1,100)	(2,180)		(2,387)
Other financing costs	5,075	3,493		2,855

Total	$136,432	$142,469		$122,362

*	Includes $7.7 million extinguishment charge.

NOTE 6. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 2002, 2003 and 2004 was $17.8 million, $18.9 million and $21.7 million, respectively. During fiscal 2002, 2003 and 2004, the Company contributed to the stock unit retirement plan 149,339 stock units, 128,092 stock units and 123,890 stock units, respectively, which are convertible into Class A or Class B common stock, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $21.4 million, $21.6 million and $23.1 million for fiscal 2002, 2003 and 2004, respectively.

Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom. Pension expense related to these plans was not material to the consolidated financial statements. The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended October 1, 2004 (in thousands):

Benefit obligation, beginning	$96,682
Foreign currency translation	6,441	Fair value of plan assets, beginning	$69,593
Service cost	5,703	Foreign currency translation	4,663
Interest cost	6,515	Employer contributions	4,484
Actuarial loss (gain)	14,834	Actual return on plan assets	9,655
Benefits	(2,457)	Benefits	(2,457)

Benefit obligation, end	$127,718	Fair value of plan assets, end	$85,938

		Amounts recognized in the balance sheet:
Funded status	$(41,780)	Prepaid benefit cost	$11,990
Unrecognized prior service cost	1,969	Accrued benefit liability	(30,852)
Unrecognized net loss (gain)	43,853	Minimum pension liability	22,904

Net amount recognized as prepaid	$4,042	Net amount recognized	$4,042

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 6.1% for pension expense, a weighted average discount rate of 5.9% for the funded status, a weighted average rate of compensation increase of 3.8% and a weighted average long-term rate of return on assets of 7.2%. Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.

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

Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The current overall capital structure and targeted ranges for asset classes are 50-70% invested in equity securities and 30-50% invested in debt securities. As of October 1, 2004, the overall portfolio mix consisted of 68% equity securities, 28% debt securities and 4% cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made accordingly.

It is the Company’s policy to fund at least the minimum required contributions as outlined in the annual actuarial valuation for each plan. Contributions for fiscal 2005 will not be material. Based upon the benefit obligations of the plans and estimated future employee service, annual benefit payments are not expected to be material in each of the next ten fiscal years.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of income before income taxes by source of income are as follows:

	Fiscal
	2002	2003	2004
	(in thousands)
United States	$362,234	$373,831	$381,688
Non-U.S.	30,915	35,722	33,528

	$393,149	$409,553	$415,216

The provision for income taxes consists of:

	Fiscal
	2002	2003	2004
	(in thousands)
Current:
Federal	$98,220	$81,311	$92,240
State and local	15,445	14,716	15,472
Non-U.S.	10,424	10,044	11,651

	124,089	106,071	119,363

Deferred:
Federal	15,396	32,163	27,304
State and local	2,344	5,661	5,871
Non-U.S.	—	290	(426)

	17,740	38,114	32,749

	$141,829	$144,185	$152,112

Current taxes payable of $68.1 million and $36.0 million at fiscal year end 2003 and 2004, respectively, are included in “Other accrued expenses and current liabilities.” During the third quarter of fiscal 2003, the Company reduced the provision for income taxes by approximately $8.4 million, based upon the settlement of certain open tax years.

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

	Fiscal
	2002	2003	2004
	(% of pre-tax income)
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	2.9	3.2	3.3
Foreign tax benefits	(0.7)	0.1	(0.7)
Permanent book/tax differences, primarily resulting from purchase accounting	0.8	0.4	0.7
Tax credits and other	(1.9)	(3.5)	(1.7)

Effective income tax rate	36.1%	35.2%	36.6%

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Judgement is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to the reserve that we consider appropriate, as well as related interest. This rate is also applied to our quarterly operating results. In the event that there is a significant unusual/or one-time item recognized in our operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

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

Certain subsidiaries have accumulated state and foreign net operating loss carryforwards for which no tax benefit has been recorded based upon the uncertainty of realization. At October 1, 2004, the amount of the potential future tax benefit was approximately $29.8 million. The state and foreign net operating loss carryforwards will expire from 2005 through 2021. The Company also has accumulated foreign tax credit carryforwards for which no tax benefit has been recorded due to the uncertainty of realization. At October 1, 2004, the amount of the potential foreign tax benefit was approximately $3.0 million. The foreign tax credit carryforwards will expire from 2005 through 2009.

As of October 3, 2003 and October 1, 2004, the components of deferred taxes are as follows:

	Fiscal
	2003	2004
	(in thousands)
Deferred tax liabilities:
Property and equipment	$94,770	$107,292
Inventory	30,688	31,371
Investments	12,835	12,312
Contributions	9,651	14,950
Other intangible assets, including goodwill	36,009	56,362
Other	17,655	29,247

Gross deferred tax liability	201,608	251,534

Deferred tax assets:
Insurance	13,880	11,365
Employee compensation and benefits	63,921	73,705
Accruals and allowances	23,288	16,611
Other	484	2,643

Gross deferred tax asset	101,573	104,324

Net deferred tax liability	$100,035	$147,210

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net deferred tax liability at October 1, 2004 includes approximately $8.0 million of deferred tax liability related to the cumulative translation adjustment.

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

On December 14, 2001, the Company purchased 3,276,700 Class A shares owned by employee benefit plans for $23.00 per share, resulting in a cash expenditure of $75.4 million. On December 17, 2001, the Company announced an offer to purchase up to 10% of its Class A common stock, excluding shares owned by benefit plans, for $23.00 per share. On January 25, 2002, the Company completed the tender offer for its Class A common stock and purchased 13.7 million shares for $314 million.

In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, as amended, the Board of Directors approved the use of up to $500 million to repurchase shares of the Company’s Class A or Class B common stock. Repurchases are made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time, depending on market conditions, and may be discontinued at any time. During fiscal 2004, the Company repurchased 7.4 million shares of Class B common stock at an aggregate cost of approximately $193.3 million, resulting in total repurchases of $475.5 million under the Stock Repurchase Program. On November 2, 2004, the Board of Directors approved an addition of $200 million to the Stock Repurchase Program, resulting in current remaining availability of approximately $224 million as of such date.

The ARAMARK Ownership Plan provided for the issuance of options to purchase shares of Class A common stock. Concurrent with the establishment of the ARAMARK 2001 Equity Incentive Plan (2001 EIP), as discussed below, no future stock option grants will be made under the ARAMARK Ownership Plan. The Company granted installment stock purchase opportunities under this plan which provide for the purchase of shares of Class A common stock. Installment stock purchase opportunities are exercisable in six annual installments with the exercise price of each purchase opportunity equal to the current fair market value at the time the purchase opportunity is granted. The Company had a Deferred Payment Program, which enabled holders

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of installment purchase opportunities to defer a portion of the total amount required to exercise the options. Interest currently accrues on deferred payments at rates ranging from 6.8% to 9.5% and is payable when the deferred payments are due. At October 3, 2003 and October 1, 2004, the receivables from individuals under the Deferred Payment Program were $2.3 million and $1.2 million, respectively, which are reflected as a reduction of shareholders’ equity. The deferred payments are full recourse obligations and the Company holds as collateral shares purchased until the deferred payment is received from the individual by the Company. During fiscal 2002, the Company sold for cash, without recourse, approximately $27 million of Deferred Payment Program notes receivable. The sales price for sales of Deferred Payment Program notes receivable sold approximated book value. The proceeds were used to repay borrowings under the credit facility.

On December 10, 2001, shareholders approved the 2001 EIP, which provides for the initial issuance of up to 30 million shares of either Class A or Class B common stock, with an additional 3% of the Company’s common stock outstanding as of the end of the prior calendar year becoming available under the plan on each January 1 following the adoption of the plan.

During fiscal 2004, 2.6 million options were granted, to purchase common stock under the 2001 EIP. The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. Additionally, during fiscal 2004, the Company issued 0.2 million restricted stock units under the 2001 EIP. The restricted stock units vest ratably over four years and are settled by conversion into Class A or Class B common stock. Compensation expense related to the restricted stock units is recognized ratably over the vesting period based on the fair value of the shares at date of grant, and totaled $0.9 million during fiscal 2004. During fiscal 2004, employees, through stock option exercises, purchased approximately 5.6 million shares of common stock for $50.8 million, of which $11.0 million was satisfied through the exchange of previously-owned shares. Also, during fiscal 2004, approximately 18.4 million Class A shares were converted to Class B shares.

As of October 1, 2004, the Company has reserved approximately 52.9 million shares of common stock for issuance, pursuant to its employee ownership and benefit programs.

The status of options under the various ownership programs follows:

	Number of Shares			Average Option Price
	2002	2003	2004	2002	2003	2004
Outstanding at beginning of year	32,195,498	27,210,417	21,601,151	$6.61	$9.90	$13.54
Options granted	4,789,297	4,492,670	2,645,400	$23.32	$22.36	$26.71
Options exercised	7,498,853	7,013,180	5,628,615	$4.96	$5.84	$9.03
Canceled/forfeited	2,275,525	3,088,756	2,560,112	$7.80	$11.80	$14.10
Outstanding at end of year	27,210,417	21,601,151	16,057,824	$9.90	$13.54	$17.20
Exercisable at end of year	1,466,587	2,173,926	4,048,828	$5.36	$15.08	$18.50

At October 1, 2004, there were 16,057,824 options outstanding, of which 6,823,527 were granted prior to the IPO and 9,234,297 were granted post-IPO. The exercise prices of the pre-IPO options range from $6.53 to $9.95 per share (weighted average of $8.16 per share) with an average remaining contractual term of 1.0 year. The exercise prices of the post-IPO options range from $20.40 to $28.90 per share (weighted average of $23.88 per share) with an average remaining contractual term of 7.8 years.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2004, the Company paid cash dividends totaling $37.2 million ($0.05/share in each of the four quarters of fiscal 2004). At its November 2, 2004 meeting, the Board of Directors declared a dividend in the amount of $0.055 per share, payable on December 9, 2004 to holders of record of the Company’s Class A and Class B common stock at the close of business on November 12, 2004.

NOTE 9. ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $200 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $235.1 million and $286.4 million at October 3, 2003 and October 1, 2004, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At October 3, 2003 and October 1, 2004, respectively, $160.7 million and $157.3 million of accounts receivable were sold and removed from the consolidated balance sheet. The loss on the sale of receivables was $3.5 million and $2.9 million for fiscal 2003 and 2004, respectively, and is included in “Interest and other financing costs, net.”

NOTE 10. COMMITMENTS AND CONTINGENCIES:

The Company has capital commitments of approximately $161.5 million at October 1, 2004 in connection with several long-term concession contracts, client contract commitments and a commitment to increase our ownership in our Irish food and support venture. At October 1, 2004, the Company also has letters of credit outstanding in the amount of $60.9 million, and has guaranteed certain indebtedness of an investee entity in the maximum amount of $9.0 million.

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $80.4 million at October 1, 2004 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at October 1, 2004.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rental expense for all operating leases was $135.1 million, $146.7 million and $151.9 million for fiscal 2002, 2003 and 2004, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of October 1, 2004 (in thousands):

Fiscal Year
2005	$148,901
2006	66,820
2007	54,843
2008	44,440
2009	39,333
Subsequent years	187,418

Total minimum rental obligations	$541,755

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

Regarding the Company’s settlement of the Civil Complaint in Illinois involving our school support services business, as referenced in our 2003 Annual Report on Form 10-K and our 2004 Quarterly Reports on Form 10-Q, the Illinois Court granted final approval of the Settlement Agreement, and payment of the settlement was made on September 9, 2004. As a result, the remaining accrual balance (approximately $4.0 million) related to this matter was credited to income in the fourth quarter of fiscal 2004.

In connection with our acquisition of certain assets of Fine Host (Note 3), we have received and are cooperating with document requests from the U.S. Attorney’s Office for the Southern District of New York and the U.S. Department of Agriculture’s Office of Inspector General regarding certain billing practices that Fine Host put in place prior to our acquisition of the assets of Fine Host. We are pursuing our indemnification rights under the purchase agreement relating to the issues raised by the government document requests, the costs of responding to such requests and certain other matters.

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers and employees, including under federal and state employment laws, wage and hour laws and customs, import and export control laws. Based on information currently available, advice of counsel, available insurance coverage and established reserves, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

On July 21, 2004, agents of the Department of Commerce, among others, executed a search warrant at the Lexington, Kentucky facilities of Galls, a division of the Company, to gather

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

records in connection with record keeping and documentation of certain export sales, and two grand jury subpoenas were subsequently issued from the United States District Court in the District of Columbia seeking certain records at Galls’ California facilities and U.K. facilities, among others. The investigation surrounds the possible failure to obtain proper export licenses or prepare accurate shipping declarations in connection with the export of Galls products. Galls is continuing to provide records in response and is cooperating fully in the investigation. The Company can give no assurance as to the outcome of this investigation.

NOTE 11. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 2003 and 2004:

	Fiscal Quarter
2003	First	Second	Third	Fourth *	Year
	(in thousands, except per share data)
Sales	$2,275,940	$2,243,306	$2,340,554	$2,588,015	$9,447,815
Cost of services provided	2,054,745	2,054,849	2,118,788	2,278,083	8,506,465
Other (income) expense (Note 13)	—	—	—	10,700	10,700
Income from discontinued operations, net (Note 2)	4,283	5,988	25,453	—	35,724
Net income	62,699	43,798	89,304	105,291	301,092
Diluted earnings per share	$0.31	$0.22	$0.45	$0.54	$1.52

	Fiscal Quarter
2004	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Sales	$2,458,857	$2,517,529	$2,594,924	$2,620,930	$10,192,240
Cost of services provided	2,221,504	2,303,392	2,356,471	2,342,421	9,223,788
Net income	67,352	46,654	64,460	84,638	263,104
Diluted earnings per share	$0.35	$0.24	$0.33	$0.44	$1.36

*	Fiscal 2003 was a 53-week year, with the extra week included in the fourth quarter.

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

Food and Support Services—United States—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in sports, entertainment, recreational

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and other facilities serving the general public. Included in the fourth quarter 2003 operating income is approximately $32 million of business interruption insurance proceeds related to the September 11, 2001 terrorist attacks. The second quarter of 2003 also includes business interruption insurance proceeds related to that claim of $6 million. Fiscal 2003 also includes approximately $6 million of costs related to the second quarter special manager meeting to launch our “Mission One” initiatives.

Food and Support Services—International—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational, governmental and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in Belgium, Canada, Chile, China, the Czech Republic, Germany, Hungary, Ireland, Japan, Korea, Mexico, Spain and the United Kingdom.

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

Corporate—Corporate includes general corporate expenses not specifically allocated to an individual segment. Fiscal 2004 includes a $10.0 million charge for a management change.

Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

Net property and equipment by geographic area is as follows:

	Fiscal
	2003	2004
	(in millions)
United States	$1,088.4	$1,091.6
International	95.9	122.8

Total	$1,184.3	$1,214.4

	Sales
	Fiscal
	2002	2003	2004
	(in millions)
Food and Support Services—United States	$5,716.5	$6,545.4	$6,882.7
Food and Support Services—International	1,200.8	1,423.8	1,827.0
Uniform and Career Apparel—Rental	1,004.2	1,030.3	1,042.5
Uniform and Career Apparel—Direct Marketing	434.5	448.3	440.0

Total	$8,356.0	$9,447.8	$10,192.2

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Depreciation and Amortization
	Fiscal
	2002	2003	2004
	(in millions)
Food and Support Services—United States	$147.0	$170.0	$190.5
Food and Support Services—International	20.4	26.1	36.5
Uniform and Career Apparel—Rental	46.6	53.8	58.5
Uniform and Career Apparel—Direct Marketing	13.6	12.3	11.6
Corporate	2.0	0.7	0.9

Total	$229.6	$262.9	$298.0

	Operating Income
	Fiscal
	2002	2003	2004
	(in millions)
Food and Support Services—United States	$326.7	$394.3	$376.3
Food and Support Services—International	46.3	60.2	66.2
Uniform and Career Apparel—Rental	121.9	111.9	115.8
Uniform and Career Apparel—Direct Marketing	22.6	26.4	20.3

	517.5	592.8	578.6
Corporate	(31.6)	(30.1)	(41.0)
Other income (expense) (Note 13)	43.7	(10.7)	—

Operating income	529.6	552.0	537.6
Interest and other financing costs, net	(136.5)	(142.5)	(122.4)

Income before income taxes	$393.1	$409.5	$415.2

	Capital Expenditures and Client Contract Investments *			Identifiable Assets
	Fiscal			Fiscal
	2002	2003	2004	2003	2004
	(in millions)			(in millions)
Food and Support Services—United States	$230.1	$213.4	$187.2	$2,572.8	$2,607.7
Food and Support Services—International	25.5	37.5	57.4	562.2	834.4
Uniform and Career Apparel—Rental	66.1	84.8	74.3	963.2	1,032.7
Uniform and Career Apparel—Direct Marketing	4.6	4.3	5.3	277.5	278.9
Corporate	0.2	0.3	0.4	91.9	67.9

	$326.5	$340.3	$324.6	$4,467.6	$4,821.6

*	Includes amounts acquired in business combinations.

NOTE 13. OTHER (INCOME) EXPENSE:

In the second quarter of fiscal 2002, the Company sold its interests in the Boston Red Sox Baseball Club and a related entity, which controls the rights to broadcast Red Sox games. The sale resulted in a pre-tax gain of approximately $37.9 million. In the third quarter of fiscal 2002, the Company recorded a pre-tax net gain of $5.8 million, consisting of a gain ($7.4 million) on the sale of a residual interest in a previously divested business and charges ($1.6 million) incurred in connection with initiating the shareholder stock sale program in June 2002. During the fourth

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarter of fiscal 2003, the Company reached agreement for the sale of its 15% interest in a periodicals distribution business to the majority shareholder, and wrote down this investment to the expected recoverable amount, resulting in a pre-tax charge of $10.7 million. These items have been presented as “Other (income) expense” in the 2002 and 2003 consolidated statements of income.

NOTE 14. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt, described in Note 5, and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of October 1, 2004. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

October 1, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$33.8	$11.4	$0.1	$—	$45.3
Receivables	557.1	202.6	0.1	—	759.8
Inventories, at lower of cost or market	125.0	346.8	—	—	471.8
Prepayments and other current assets	53.0	7.9	2.2	—	63.1

Total current assets	768.9	568.7	2.4	—	1,340.0

Property and Equipment, net	450.1	762.1	2.2	—	1,214.4
Goodwill	1,099.3	489.9	—	—	1,589.2
Intercompany Receivables	1,585.1	765.8	—	(2,350.9)	—
Investment in Subsidiaries	—	—	2,792.0	(2,792.0)	—
Other Intangible Assets	224.2	47.1	—	—	271.3
Other Assets	298.3	105.9	2.5	—	406.7

	$4,425.9	$2,739.5	$2,799.1	$(5,142.9)	$4,821.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$17.9	$7.6	$—	$—	$25.5
Accounts payable	439.7	103.1	23.7	—	566.5
Accrued expenses and other liabilities	624.5	226.0	12.4	—	862.9

Total current liabilities	1,082.1	336.7	36.1	—	1,454.9

Long-Term Borrowings	1,823.9	19.3	—	—	1,843.2
Deferred Income Taxes and Other Noncurrent Liabilities	228.4	117.2	28.2	—	373.8
Intercompany Payable	446.5	319.3	1,585.1	(2,350.9)	—
Shareholders’ Equity	845.0	1,947.0	1,149.7	(2,792.0)	1,149.7

	$4,425.9	$2,739.5	$2,799.1	$(5,142.9)	$4,821.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended October 1, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$7,406.9	$2,785.3	$—	$—	$10,192.2
Equity in Net Income of Subsidiaries	—	—	263.1	(263.1)	—
Management Fee Income	—	—	38.9	(38.9)	—

	7,406.9	2,785.3	302.0	(302.0)	10,192.2

Costs and Expenses:
Cost of services provided	6,927.6	2,336.1	—	(40.0)	9,223.7
Depreciation and amortization	178.0	119.8	—	0.2	298.0
Selling and general corporate expenses	60.1	33.0	38.8	1.0	132.9

	7,165.7	2,488.9	38.8	(38.8)	9,654.6

Operating income	241.2	296.4	263.2	(263.2)	537.6
Interest and Other Financing Costs, net
Interest expense, net	121.1	1.2	0.1	—	122.4
Intercompany interest, net	(22.6)	22.7	—	(0.1)	—

Interest and Other Financing Costs, net	98.5	23.9	0.1	(0.1)	122.4

Income before income taxes	142.7	272.5	263.1	(263.1)	415.2
Provision for Income Taxes	48.6	103.5	—	—	152.1

Net income	$94.1	$169.0	$263.1	$(263.1)	$263.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended September 27, 2002

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$373.0	$238.3	$(33.3)	$—	$578.0
Cash flows from investing activities from continuing operations:
Purchases of property and equipment and client contract investments	(100.1)	(119.5)	(0.1)	—	(219.7)
Disposals of property and equipment	13.4	2.6	—	—	16.0
Proceeds from the sale of investments	68.8	8.2	—		77.0
Divestiture of businesses	3.5	—	—	—	3.5
Acquisition of businesses, net of cash acquired	(899.9)	(27.5)	—	—	(927.4)
Other investing activities	6.1	13.3	(0.2)	—	19.2

Net cash provided by (used in) investing activities from continuing operations	(908.2)	(122.9)	(0.3)	—	(1,031.4)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	1,205.9	(0.6)	—	—	1,205.3
Payment of long-term borrowings	(1,028.9)	(3.1)	—	—	(1,032.0)
Proceeds from issuance of common stock	—	—	771.2	—	771.2
Repurchase of stock	—	—	(499.4)	—	(499.4)
Other financing activities	(6.5)	—	(2.6)	—	(9.1)
Change in intercompany, net	366.5	(130.6)	(235.9)	—	—

Net cash provided by (used in) financing activities from continuing operations	537.0	(134.3)	33.3	—	436.0

Net cash provided by discontinued operations	—	24.2	—	—	24.2

Increase (decrease) in cash and cash equivalents	1.8	5.3	(0.3)	—	6.8
Cash and cash equivalents, beginning of period	17.3	7.1	0.4	—	24.8

Cash and cash equivalents, end of period	$19.1	$12.4	$0.1	$—	$31.6

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 3, 2003

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	$281.1	$347.5	$(22.4)	$—	$606.2
Cash flows from investing activities from continuing operations:
Purchases of property and equipment and client contract investments	(169.6)	(128.8)	(0.2)	—	(298.6)
Disposals of property and equipment	19.5	8.7	—	—	28.2
Divestiture of businesses	—	248.1	—	—	248.1
Acquisition of businesses, net of cash acquired	(226.6)	(31.5)	—	—	(258.1)
Other investing activities	6.6	4.6	—	—	11.2

Net cash provided by (used in) investing activities from continuing operations	(370.1)	101.1	(0.2)	—	(269.2)

Cash flows from financing activities from continuing operations:
Proceeds from additional long-term borrowings	129.7	(16.5)	—	—	113.2
Payment of long-term borrowings	(275.2)	11.4	—	—	(263.8)
Proceeds from issuance of common stock	—	—	21.3	—	21.3
Repurchase of stock	—	—	(212.5)	—	(212.5)
Other financing activities	(0.8)	—	3.8	—	3.0
Change in intercompany, net	256.7	(466.6)	209.9	—	—

Net cash provided by (used in) financing activities from continuing operations	110.4	(471.7)	22.5	—	(338.8)

Net cash provided by discontinued operations	—	14.7	—	—	14.7

Increase (decrease) in cash and cash equivalents	21.4	(8.4)	(0.1)	—	12.9
Cash and cash equivalents, beginning of period	19.1	12.3	0.2	—	31.6

Cash and cash equivalents, end of period	$40.5	$3.9	$0.1	$—	$44.5

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended October 1, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$248.8	$259.3	$9.4	$—	$517.5
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(184.2)	(124.5)	—	—	(308.7)
Disposals of property and equipment	14.0	6.5	—	—	20.5
Proceeds from sale of investment	—	8.5	—	—	8.5
Acquisitions of businesses, net of cash acquired	(132.9)	(24.1)	—	—	(157.0)
Other investing activities	(7.1)	4.4	—	—	(2.7)

Net cash used in investing activities	(310.2)	(129.2)	—	—	(439.4)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	441.1	—	—	—	441.1
Payment of long-term borrowings	(336.2)	(7.1)	—	—	(343.3)
Proceeds from issuance of common stock	—	—	39.7	—	39.7
Repurchase of stock	—	—	(184.1)	—	(184.1)
Payment of dividends	—	—	(37.2)	—	(37.2)
Other financing activities	5.4	—	1.1	—	6.5
Change in intercompany, net	(55.6)	(115.5)	171.1	—	—

Net cash provided by (used in) financing activities	54.7	(122.6)	(9.4)	—	(77.3)

Increase (decrease) in cash and cash equivalents	(6.7)	7.5	—	—	0.8
Cash and cash equivalents, beginning of period	40.5	3.9	0.1	—	44.5

Cash and cash equivalents, end of period	$33.8	$11.4	$0.1	$—	$45.3

ARAMARK CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended September 27, 2002, October 3, 2003 and October 1, 2004

	Balance, Beginning of Fiscal Year	Additions		Reductions		Balance, End of Fiscal Year
		Acquisition of Businesses	Charged to Income	Divestiture of Businesses	Deductions from Reserves(1)
	(in thousands)
Description

Fiscal Year 2002
Reserve for doubtful accounts, advances & current notes receivable	$21,620	$9,638	$12,689	$—	$13,308	$30,639

Fiscal Year 2003
Reserve for doubtful accounts, advances & current notes receivable	$30,639	$1,143	$17,475	$—	$19,560	$29,697

Fiscal Year 2004
Reserve for doubtful accounts, advances & current notes receivable	$29,697	$1,750	$10,202	$—	$8,804	$32,845

(1)	Allowances granted and amounts determined not to be collectible.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2	Agreement and Plan of Merger dated as of November 14, 2001 between ARAMARK Corporation and ARAMARK Worldwide Corporation (incorporated by reference to Annex A to ARAMARK Corporation’s Registration Statement on Form S-4 filed with the Commission on November 15, 2001, pursuant to the Securities Act (Registration No. 333-65228)).

3.1	Amended and Restated Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

3.2	Bylaws of ARAMARK Corporation (incorporated by reference to Exhibit 99.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the Commission on September 22, 2004, pursuant to the Exchange Act (File No. 001-16807)).

4.1	Form of stock certificate for Class B common stock (incorporated by reference to Exhibit 4.8 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on October 9, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.2	Form of stock certificate for Class A-1, Class A-2, Class A-3, Class B-1, Class B-2 and Class B-3 common stock (incorporated by reference to Exhibit 4.9 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on October 9, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.3	Form of Rights Agreement (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.4	Form of Registration Rights Agreement among ARAMARK Worldwide Corporation (now ARAMARK Corporation) and Joseph Neubauer and each of the other holders listed on Schedule 1 thereto (incorporated by reference to Exhibit 4.13 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.5	Form of 1991 Subordinated Indenture, between ARAMARK Corporation and The Bank of New York, as trustee, relating to the subordinated securities (incorporated by reference to Exhibit (4)(a) to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357)).

4.6	Form of 1991 Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and The Bank of New York, as trustee, relating to the guaranteed securities (incorporated by reference to Exhibit (4)(b) to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357)).

4.7	Form of Debt Indenture, between ARAMARK Corporation and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.8	Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

Long-term debt instruments authorizing debt that does not exceed 10% of the total consolidated assets of ARAMARK are not filed herewith but will be furnished on request of the Commission.

10.1	Employment Agreement dated October 27, 2003 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to Exhibit 10.27 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (File No. 001-16807)). **

10.2	Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 8, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.3	Employment Agreement dated October 27, 2003 between ARAMARK Corporation and William Leonard (incorporated by reference to Exhibit 10.28 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (File No. 001-16807)). **

10.4	Form of Agreement Relating to Employment and Post-Employment Competition with L. Frederick Sutherland (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.5	Form of Agreement Relating to Employment and Post-Employment Competition with Bart J. Colli (incorporated by reference to Exhibit 10.13 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 7, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.6	Agreement Relating to Employment and Post-Employment Competition with Timothy P. Cost (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).**

10.7	Agreement Relating to Employment and Post Employment Competition with Lynn B. McKee dated May 5, 2004 (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004, pursuant to the Exchange Act (File No. 001-16807)). **

10.8	Letter Agreement with Brian G. Mulvaney dated May 29, 2004 (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004, pursuant to the Exchange Act (File No. 001-16807)). **

10.9	Agreement Relating to Employment and Post-Employment Competition dated November 10, 2004 between ARAMARK Corporation and John R. Donovan (incorporated by reference to exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.10	Agreement Relating to Employment and Post-Employment Competition dated November 10, 2004 between ARAMARK Corporation and Andrew Kerin (incorporated by reference to exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.11	Agreement Relating to Employment and Post-Employment Competition dated November 10, 2004 between ARAMARK Corporation and Ravi Saligram (incorporated by reference to exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.12	Agreement Relating to Employment and Post-Employment Competition dated November 10, 2004 between ARAMARK Corporation and Thomas Vozzo (incorporated by reference to exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 12, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.13	Agreement Relating to Employment and Post-Employment Competition dated November 26, 2001 between ARAMARK Corporation and John M. Lafferty.* **

10.14	Agreement Relating to Employment and Post-Employment Competition dated November 12, 2003 between ARAMARK Corporation and Christopher Holland.* **

10.15	Credit Agreement dated as of March 31, 2004 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2004, pursuant to the Exchange Act (File No. 001-16807)).

10.16	£150,000,000 Credit Facility for ARAMARK Ireland Holdings Limited dated June 21, 2004 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004, pursuant to the Exchange Act (File No. 001-16807)).

10.17	Accession Agreement dated September 22, 2004 from ARAMARK Ireland Holdings Limited, ARAMARK GmbH & Co. KG and ARAMARK GmbH to Barclay’s Bank PLC, as facility agent.*

10.18	First Amendment to £150,000,000 Credit Facility for ARAMARK Ireland Holdings Limited dated September 22, 2004. *

10.19	Master Distribution Agreement dated as of February 1, 2002, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2002, pursuant to the Exchange Act (File No. 001-16807)). †

10.20	Purchase Agreement between The ServiceMaster Company and ARAMARK Corporation, dated as of October 3, 2001, (incorporated by reference to Exhibit 10.11 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.21	Stock Purchase Agreement dated March 3, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.22	First Amendment to Stock Purchase Agreement dated March 14, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.23	Second Amendment to Stock Purchase Agreement, dated May 9, 2003, among Knowledge Schools, Inc., Knowledge Learning Corporation formerly known as Children’s Discovery Centers of America, Inc., ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.24	ARAMARK 2001 Equity Incentive Plan (incorporated by reference to Annex E to ARAMARK Corporation’s Registration Statement on Form S-4 filed with the Commission on November 16, 2001, pursuant to the Securities Act (Registration No. 333-65228)).**

10.25	Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (File No. 001-16807)). **

10.26	ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.27	ARAMARK Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89118)).**

10.28	ARAMARK Corporation Combined Stock Ownership Plan for Employees (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on December 17, 2001, pursuant to the Securities Act (Registration No. 333-53163)).**

10.29	ARAMARK Corporation 1996 Directors Stock Ownership Plan (incorporated by reference to Exhibit 10.21 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on November 27, 2002, pursuant to the Exchange Act (File No. 001-16807)). **

10.30	ARAMARK 2001 Equity Incentive Plan form of Non-Qualified Stock Option Award Certificate of Grant for Non-Employee Directors (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.31	ARAMARK 2001 Equity Incentive Plan form of Non-Qualified Stock Option Award Certificate of Grant for Affiliates (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.32	ARAMARK 2001 Equity Incentive Plan form of Restricted Stock Unit Agreement for Affiliates (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.33	ARAMARK 2001 Equity Incentive Plan form of Restricted Stock Unit Agreement for Affiliates under the Management Stock Purchase Program (incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.34	Senior Executive Annual Performance Bonus Arrangement (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed with the SEC on December 23, 2003, pursuant to the Exchange Act (file number 001-16807)).**

12	Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of ARAMARK Corporation.*

23	Consent of KPMG LLP.*

24	Power of Attorney (included on the signature page hereto).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Reconciliation of non-GAAP financial measures.*

†	Portions omitted pursuant to a request for confidential treatment.
*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.

