Form 10-Q
period 2004-12-31
ARAMARK CORP/DE
filed 2005-02-09
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004	Commission file number 001-16807

ARAMARK CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	23-3086414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

ARAMARK Tower 1101 Market Street Philadelphia, Pennsylvania	19107
(Address of principal executive offices)	(Zip Code)

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

Class A common stock outstanding at January 28, 2005: 69,805,356 shares

Class B common stock outstanding at January 28, 2005: 114,938,221 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	December 31, 2004	October 1, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$34,344	$45,319
Receivables, net	760,990	759,822
Inventories, at lower of cost or market, net	476,329	471,839
Prepayments and other current assets	71,656	63,035

Total current assets	1,343,319	1,340,015

Property and Equipment, net	1,219,008	1,214,382
Goodwill	1,625,923	1,589,144
Other Intangible Assets, net	274,620	271,343
Other Assets	531,039	406,689

	$4,993,909	$4,821,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$46,058	$25,523
Accounts payable	463,582	566,474
Accrued expenses and other current liabilities	740,597	862,933

Total current liabilities	1,250,237	1,454,930

Long-Term Borrowings	2,052,444	1,843,200
Deferred Income Taxes and Other Noncurrent Liabilities	487,248	373,788
Shareholders’ Equity:
Class A common stock, par value $.01	882	893
Class B common stock, par value $.01	1,363	1,330
Capital surplus	1,048,605	1,007,687
Earnings retained for use in the business	1,142,426	1,080,020
Accumulated other comprehensive income (loss)	1,790	(4,144)
Treasury stock	(991,086)	(936,131)

Total shareholders’ equity	1,203,980	1,149,655

	$4,993,909	$4,821,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	December 31, 2004	January 2, 2004
Sales	$2,730,233	$2,458,857

Costs and Expenses:
Cost of services provided	2,474,763	2,221,504
Depreciation and amortization	77,655	69,532
Selling and general corporate expenses	33,851	30,400

	2,586,269	2,321,436

Operating income	143,964	137,421

Interest and Other Financing Costs, net	31,275	29,259

Income before income taxes	112,689	108,162

Provision for Income Taxes	40,243	40,810

Net income	$72,446	$67,352

Earnings Per Share:
Basic	$.39	$.36
Diluted	$.38	$.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended
	December 31, 2004	January 2, 2004
Cash flows from operating activities:
Net income	$72,446	$67,352
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	77,655	69,532
Income taxes deferred	(2,635)	6,488
Changes in noncash working capital	(244,949)	(289,249)
Net proceeds from sale of receivables	45,000	16,300
Other operating activities	(10,117)	(12,839)

Net cash used in operating activities	(62,600)	(142,416)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(71,092)	(69,389)
Disposals of property and equipment	4,957	5,764
Proceeds from sale of investment	—	8,500
Acquisition of certain businesses, net of cash acquired	(31,952)	(4,298)
Other investing activities	1,703	390

Net cash used in investing activities	(96,384)	(59,033)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	210,740	258,598
Payment of long-term borrowings	(2,081)	(31,243)
Proceeds from issuance of common stock	6,812	4,787
Repurchase of stock	(55,896)	(32,793)
Payment of dividend	(10,040)	(9,212)
Other financing activities	(1,526)	956

Net cash provided by financing activities	148,009	191,093

Decrease in cash and cash equivalents	(10,975)	(10,356)
Cash and cash equivalents, beginning of period	45,319	44,475

Cash and cash equivalents, end of period	$34,344	$34,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period balances have been reclassified to conform to the current period classification. The effect was not material. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of our business activities and the possibility of changes in general economic conditions.

(2)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of $34.6 million and $28.7 million and income tax payments of $29.1 million and $51.8 million during the first three months of fiscal 2005 and 2004, respectively. Pension expense related to defined benefit plans was not material for the first three months of fiscal 2005 and 2004, respectively, and funding requirements for such plans will not be material for fiscal 2005. During the first quarter of fiscal 2004, the Company completed the sale of its interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million.

(3)	COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, changes in minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $78.4 million and $79.5 million for the three months ended December 31, 2004 and January 2, 2004 respectively.

(4)	CAPITAL STOCK:

During the first three months of fiscal 2005, 2.4 million options were granted to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first three months of fiscal 2005, employees, through stock option exercises, purchased approximately 2.1 million shares of common stock for $18.3 million, of which $10.1 million was satisfied through the exchange of previously-owned shares. Approximately $1.4 million of the consideration was received in early January 2005. Also, during the first three months of fiscal 2005, approximately 2.2 million Class A shares were converted to Class B shares.

During the first three months of fiscal 2005, the Company issued 0.4 million restricted stock units under the 2001 EIP, which vest ratably over four years. Compensation expense related to the restricted stock unit grants is recognized ratably over the vesting period based on the fair value of the shares at date of grant, and totaled $0.6 million during the first three months of fiscal 2005.

During the first quarter of fiscal 2005, the Company repurchased 1.7 million shares of Class B common stock at an aggregate cost of approximately $44.9 million, leaving approximately $180 million available for common stock repurchases under the existing Board authorization.

During the first quarter of fiscal 2005, the Company paid a cash dividend of $0.055 per share, which totaled $10.0 million. At its February 8, 2005 meeting, the Board of Directors declared a dividend in the amount of $0.055 per share, payable on March 11, 2005 to holders of record of the Company’s Class A and Class B common stock at the close of business on February 18, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	October 1, 2004	Acquisitions	Translation and Other	December 31, 2004
Food and Support Services – United States	$1,081,205	$—	$(840)	$1,080,365
Food and Support Services – International	207,961	566	13,723	222,250
Uniform and Career Apparel – Rental	190,559	23,330	—	213,889
Uniform and Career Apparel - Direct Marketing	109,419	—	—	109,419

	$1,589,144	$23,896	$12,883	$1,625,923

Goodwill additions during the first three months of fiscal 2005 primarily reflect the acquisition of two regional uniform companies for a total of approximately $31 million in cash. The Company’s pro forma results of operations for the first three months of fiscal 2005 and fiscal 2004 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

Other intangible assets consist of (in thousands):

	December 31, 2004			October 1, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$483,203	$(210,287)	$272,916	$479,660	$(210,690)	$268,970
Other	21,131	(19,427)	1,704	21,363	(18,990)	2,373

	$504,334	$(229,714)	$274,620	$501,023	$(229,680)	$271,343

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $11.3 million were acquired through business combinations during the first three months of fiscal 2005. Amortization of intangible assets for the first three months of fiscal 2005 was approximately $12.0 million. Amortization for the first three months of fiscal 2004 was approximately $11.8 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended
	December 31, 2004	January 2, 2004
	(in thousands, except per share data)
Earnings:
Net income	$72,446	$67,352

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	185,623	187,536

Impact of unvested restricted stock units and potential exercise opportunities stock under the ARAMARK Ownership and Equity Incentive Plans	3,215	6,324

Total common shares used in diluted earnings per share calculations	188,838	193,860

Basic earnings per common share:	$.39	$.36

Diluted earnings per common share:	$.38	$.35

Options to purchase 2,745,166 shares were outstanding at December 31, 2004, but were not included in the computation of diluted earnings per common share, as the effect would have been antidilutive. Options to purchase 526,400 shares were outstanding at January 2, 2004, but were not included in the computation of diluted earnings per common share, as the effect would have been antidilutive.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended
	December 31, 2004	January 2, 2004
	(in thousands, except per share data)
Net Income
As reported	$72,446	$67,352
Pro forma	$68,816	$64,351

Earnings per share
As reported:
Basic	$.39	$.36

Diluted	$.38	$.35

Pro forma:
Basic	$.37	$.34

Diluted	$.36	$.33

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

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

As of December 31, 2004, the Company had $320 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $300 million of swap agreements designated as fair-value hedging instruments. There were no material forward exchange contract agreements outstanding as of December 31, 2004. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first three months of fiscal 2005 and 2004, respectively, a debit of approximately $1.0 million (net of tax) and a credit of approximately $0.1 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of December 31, 2004, approximately $5.2 million of net unrealized losses related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of December 31, 2004, approximately $3.2 million has been included in “Other Non-current Liabilities,” with an offsetting decrease in “Long-term borrowings” in the consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first three months of fiscal 2005 and 2004 was not material.

(8)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company amended the Receivables Facility during the first quarter of fiscal 2005 and increased the maximum sale amount from $200 million to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $228.5 million and $286.4 million at December 31, 2004 and October 1, 2004, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At December 31, 2004 and October 1, 2004, respectively, $202.4 million and $157.3 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $1.2 million and $0.7 million for the first three months of fiscal 2005 and 2004, respectively, and is included in “Interest and other financing costs, net.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended
Sales	December 31, 2004	January 2, 2004
	(in thousands)
Food and Support Services - United States	$1,776,531	$1,660,558
Food and Support Services - International	552,010	415,373
Uniform and Career Apparel - Rental	276,174	255,815
Uniform and Career Apparel - Direct Marketing	125,518	127,111

	$2,730,233	$2,458,857

	Three Months Ended
Operating Income	December 31, 2004	January 2, 2004
	(in thousands)
Food and Support Services - United States	$94,674	$89,436
Food and Support Services - International	21,141	16,438
Uniform and Career Apparel - Rental	30,626	28,920
Uniform and Career Apparel - Direct Marketing	8,310	11,451

	154,751	146,245
Corporate	(10,787)	(8,824)

Operating Income	143,964	137,421
Interest Expense, net	31,275	29,259

Income Before Income Taxes	$112,689	$108,162

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

The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association have failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the Food and Support Services—United States segment results for the 2005 quarter do not include operating results from NHL venues.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	NEW ACCOUNTING PRONOUNCEMENTS:

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4.” The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and are not expected to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which also supersedes APB Opinion No. 25, “Accounting for Stock Issued to its Employees,” and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize the cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company is currently evaluating the transitional and other provisions of this Statement. Adoption of the Statement will result in a reduction of reported earnings, which management believes, based on the analysis to date, will be similar to that reflected in the pro forma information included in Note 6.

(11)	COMMITMENTS AND CONTINGENCIES:

The Company has guaranteed certain indebtedness of an investee entity in the maximum amount of $10 million. Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $70.3 million at December 31, 2004 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 31, 2004.

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

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers, employees and others, including under federal and state employment laws, wage and hour laws and customs, import and export control laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	COMMITMENTS AND CONTINGENCIES (CONTINUED):

On January 18 and 19, 2005, a New Jersey jury found ARAMARK liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which the Company provided food and beverage service. The Company intends to ask the trial court to set aside the jury’s verdict and will appeal any adverse judgment. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the December 31, 2004 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

(12)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.1 billion as of December 31, 2004. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 31, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$27.6	$6.6	$0.1	$—	$34.3
Receivables	545.9	213.6	1.5	—	761.0
Inventories, at lower of cost or market	127.5	348.8	—	—	476.3
Prepayments and other current assets	61.1	9.6	1.0	—	71.7

Total current assets	762.1	578.6	2.6	—	1,343.3

Property and Equipment, net	457.4	759.4	2.2	—	1,219.0
Goodwill	1,112.4	513.5	—	—	1,625.9
Other Intangible Assets	219.9	54.7	—	—	274.6
Intercompany Receivable	1,608.8	—	—	(1,608.8)	—
Investment in Subsidiaries	—	—	2,870.4	(2,870.4)	—
Other Assets	313.5	215.1	2.4	—	531.0

	$4,474.1	$2,121.3	$2,877.6	$(4,479.2)	$4,993.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$37.8	$8.3	$—	$—	$46.1
Accounts payable	369.0	65.5	29.1	—	463.6
Accrued expenses and other liabilities	545.0	184.7	10.9	—	740.6

Total current liabilities	951.8	258.5	40.0	—	1,250.3

Long-Term Borrowings	2,032.9	19.5	—	—	2,052.4
Deferred Income Taxes and Other Noncurrent Liabilities	239.1	223.2	24.9	—	487.2
Intercompany Payable	299.9	(299.9)	1,608.8	(1,608.8)	—
Shareholders’ Equity	950.4	1,920.0	1,203.9	(2,870.4)	1,203.9

	$4,474.1	$2,121.3	$2,877.6	$(4,479.2)	$4,993.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

October 1, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$33.8	$11.4	$0.1	$—	$45.3
Receivables	557.1	202.6	0.1	—	759.8
Inventories, at lower of cost or market	125.0	346.8	—	—	471.8
Prepayments and other current assets	53.0	7.9	2.2	—	63.1

Total current assets	768.9	568.7	2.4	—	1,340.0

Property and Equipment, net	450.1	762.1	2.2	—	1,214.4
Goodwill	1,099.3	489.9	—	—	1,589.2
Other Intangible Assets	224.2	47.1	—	—	271.3
Intercompany Receivable	1,585.1	765.8	—	(2,350.9)	—
Investment in Subsidiaries	—	—	2,792.0	(2,792.0)	—
Other Assets	298.3	105.9	2.5	—	406.7

	$4,425.9	$2,739.5	$2,799.1	$(5,142.9)	$4,821.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$17.9	$7.6	$—	$—	$25.5
Accounts payable	439.7	103.1	23.7	—	566.5
Accrued expenses and other liabilities	624.5	226.0	12.4	—	862.9

Total current liabilities	1,082.1	336.7	36.1	—	1,454.9

Long-Term Borrowings	1,823.9	19.3	—	—	1,843.2
Deferred Income Taxes and Other Noncurrent Liabilities	228.4	117.2	28.2	—	373.8
Intercompany Payable	446.5	319.3	1,585.1	(2,350.9)	—
Shareholders’ Equity	845.0	1,947.0	1,149.7	(2,792.0)	1,149.7

	$4,425.9	$2,739.5	$2,799.1	$(5,142.9)	$4,821.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 31, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,099.3	$630.9	$—	$—	$2,730.2
Equity in Net Income of Subsidiaries	—	—	72.4	(72.4)	—
Management Fee Income	—	—	9.8	(9.8)	—

	2,099.3	630.9	82.2	(82.2)	2,730.2

Costs and Expenses:
Cost of services provided	1,955.6	528.6	—	(9.4)	2,474.8
Depreciation and amortization	46.5	31.1	—	—	77.6
Selling and general corporate expenses	16.1	8.4	9.8	(0.4)	33.9

	2,018.2	568.1	9.8	(9.8)	2,586.3

Operating Income	81.1	62.8	72.4	(72.4)	143.9

Interest and Other Financing Costs, net:
Interest expense, net	31.0	0.3	—	—	31.3
Intercompany interest, net	(20.8)	20.8	—	—	—

Interest and Other Financing Costs, net	10.2	21.1	—	—	31.3

Income before income taxes	70.9	41.7	72.4	(72.4)	112.6
Provision for Income Taxes	19.0	21.2	—	—	40.2

Net Income	$51.9	$20.5	$72.4	$(72.4)	$72.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended January 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$1,847.6	$611.3	$—	$—	$2,458.9
Equity in Net Income of Subsidiaries	—	—	67.4	(67.4)	—
Management Fee Income	—	—	8.2	(8.2)	—

	1,847.6	611.3	75.6	(75.6)	2,458.9

Costs and Expenses:
Cost of services provided	1,715.8	514.0	—	(8.3)	2,221.5
Depreciation and amortization	40.2	29.2	—	0.1	69.5
Selling and general corporate expenses	14.4	7.8	8.0	0.2	30.4

	1,770.4	551.0	8.0	(8.0)	2,321.4

Operating Income	77.2	60.3	67.6	(67.6)	137.5

Interest and Other Financing Costs, net:
Interest expense, net	28.8	0.3	0.2	—	29.3
Intercompany interest, net	(9.0)	9.2	—	(0.2)	—

Interest and Other Financing Costs, net	19.8	9.5	0.2	(0.2)	29.3

Income before income taxes	57.4	50.8	67.4	(67.4)	108.2
Provision for Income Taxes	20.8	20.0	—	—	40.8

Net Income	$36.6	$30.8	$67.4	$(67.4)	$67.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(42.8)	$(43.0)	$23.2	$—	$(62.6)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(42.2)	(28.9)	—	—	(71.1)
Disposals of property and equipment	3.7	1.3	—	—	5.0
Acquisition of certain businesses, net	(0.4)	(31.6)	—	—	(32.0)
Other investing activities	(0.2)	1.9	—	—	1.7

Net cash used in investing activities	(39.1)	(57.3)	—	—	(96.4)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	211.0	(0.3)	—	—	210.7
Payment of long-term borrowings	(1.4)	(0.7)	—	—	(2.1)
Repurchase of stock	—	—	(55.9)	—	(55.9)
Proceeds from issuance of common stock	—	—	6.8	—	6.8
Change in intercompany, net	(132.4)	96.5	35.9	—	—
Payment of dividend	—	—	(10.0)	—	(10.0)
Other financing activities	(1.5)	—	—	—	(1.5)

Net cash provided by (used in) financing activities	75.7	95.5	(23.2)	—	148.0

Decrease in cash and cash equivalents	(6.2)	(4.8)	—	—	(11.0)
Cash and cash equivalents, beginning of period	33.8	11.4	0.1	—	45.3

Cash and cash equivalents, end of period	$27.6	$6.6	$0.1	$—	$34.3

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three months ended December 31, 2004 and January 2, 2004 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended October 1, 2004. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

Litigation and Claims

The Company is a party to various legal actions and investigations including, among others, employment matters, compliance with government regulations, including import and export controls and customs laws, federal and state employment laws, including wage and hour laws, contractual disputes, dram shop litigation and other matters, including matters arising in the ordinary course of business. These claims may be brought by, among others, the government, clients, customers, employees and third parties. Management considers the measurement of litigation reserves as a critical accounting estimate because of the significant uncertainty in some cases relating to the outcome of potential claims or litigation and the difficulty of predicting the likelihood and range of potential liability involved, coupled with the material impact on our results of operations that could result from litigation or other claims. In determining legal reserves, management considers, among other issues:

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

RESULTS OF OPERATIONS

These tables present our sales and operating income, and related percentages attributable to each operating segment, for the three months ended December 31, 2004 and January 2, 2004.

	Three Months Ended
	December 31, 2004		January 2, 2004
Sales by Segment	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$1,776.5	65%	$1,660.6	68%
Food & Support Services - International	552.0	20%	415.4	17%
Uniform and Career Apparel - Rental	276.2	10%	255.8	10%
Uniform and Career Apparel - Direct Marketing	125.5	5%	127.1	5%

	$2,730.2	100%	$2,458.9	100%

	Three Months Ended
	December 31, 2004		January 2, 2004
Operating Income	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$94.7	66%	$89.4	65%
Food & Support Services - International	21.2	15%	16.4	12%
Uniform and Career Apparel - Rental	30.6	21%	28.9	21%
Uniform and Career Apparel - Direct Marketing	8.3	6%	11.5	8%

	154.8	108%	146.2	106%
Corporate	(10.8)	-8%	(8.8)	-6%

	$144.0	100%	$137.4	100%

Consolidated Overview

Sales for the first quarter of fiscal 2005 were $2.7 billion, an increase of 11% over the fiscal 2004 quarter. Excluding the impact of acquisitions, divestitures and foreign currency translation, consolidated sales increased 6% compared to the prior year first quarter. Operating income for the first quarter of fiscal 2005 was $144.0 million, an increase of 5% compared to the prior year. Excluding acquisitions, divestitures and foreign currency translation, operating income increased 2%. Consolidated operating income margin was 5.3% for the first quarter of fiscal 2005 compared to 5.6% in the first quarter of the prior year. While the operating margin in our combined Food and Support Services segments was about even with the prior year, reduced margins in our Uniform segments resulted in a decrease in the consolidated margin.

Interest and other financing costs, net, for the fiscal 2005 first quarter increased approximately $2.0 million from the prior year quarter due principally to higher average borrowing levels. The effective income tax rate was 35.7% in fiscal 2005 compared to 37.7% in fiscal 2004. Higher employment-related tax credits reduced the rate by 1.8% in fiscal 2005.

Net income for the first quarter of fiscal 2005 was $72.4 million, an increase of 8% over the prior year quarter of $67.4 million. Diluted earnings per share increased 9% to $.38 per share, on a weighted average share base of 189 million shares, from $.35 per share in the first quarter of fiscal 2004 on a weighted average share base of 194 million shares.

Segment Results

The following tables present a fiscal 2005/2004 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended
	December 31, 2004	January 2, 2004	Change
Sales by Segment			$	%
	(dollars in millions)
Food & Support Services - United States	$1,776.5	$1,660.6	$115.9	7%
Food & Support Services - International	552.0	415.4	136.6	33%
Uniform and Career Apparel - Rental	276.2	255.8	20.4	8%
Uniform and Career Apparel - Direct Marketing	125.5	127.1	(1.6)	-1%

	$2,730.2	$2,458.9	$271.3	11%

	Three Months Ended
	December 31, 2004	January 2, 2004	Change
Operating Income by Segment			$	%
	(dollars in millions)
Food & Support Services - United States	$94.7	$89.4	$5.3	6%
Food & Support Services - International	21.2	16.4	4.8	29%
Uniform and Career Apparel - Rental	30.6	28.9	1.7	6%
Uniform and Career Apparel - Direct Marketing	8.3	11.5	(3.2)	-27%
Corporate	(10.8)	(8.8)	(2.0)	-22%

	$144.0	$137.4	$6.6	5%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the first quarter of fiscal 2005 increased 7% over the prior year first quarter due to base business growth (approximately 6%) and net new business (approximately 1%). Sales growth in the Business Services sector was in the mid single digits, driven primarily by base business growth. The Education sector experienced low teen growth as a result of strong base business growth due in part to a higher number of service days at certain campuses. The Healthcare sector reported mid teens sales growth due to base business improvement and new business. The Sports & Entertainment sector experienced a high single digit sales decline as increases driven by improved convention center activity and a higher number of baseball games was more than offset by the impact of the NHL lockout. The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association have failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the Food and Support Services—United States segment results for the 2005 quarter do not include operating results from NHL venues.

Segment operating income increased 6% compared to the prior year due to base business growth. The operating income margin of 5.3% decreased from 5.4% in the prior year quarter, as the negative effect of the NHL lockout more than offset strong performances in the healthcare and education businesses.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2005 increased 33% over the prior year due to the impact of foreign currency translation (approximately 10%), acquisitions (approximately 17%), base business growth (approximately 4%) and net new accounts (approximately 2%). Strong sales growth in Canada, Germany and Spain were the primary contributors to this increase.

Operating income in this segment increased 29% compared to the prior year due to the impact of foreign currency translation (approximately 9%), acquisitions (approximately 9%), base business growth (approximately 8%) and net new accounts (approximately 3%). The operating income margin was 3.8%, down slightly from the prior year quarter as improved results in Germany and Canada were offset by slightly weaker performance in the UK.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales for the first quarter of fiscal 2005 increased 8% over the prior year quarter. Excluding acquisitions and divestitures, sales increased 5%, with approximately 4% due to new business and approximately 1% from price increases. Growth in the sales of apparel and ancillary products to rental customers contributed to this strong performance.

Operating income increased 6% from the prior year quarter. Operating income margin declined slightly due in part to continued growth of the sales force and higher fuel and energy costs. Additionally, the 2004 first quarter included a small divestiture gain.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales decreased 1% from the prior year. Sales at Galls were even versus the prior year quarter, while sales at WearGuard-Crest declined approximately 2% due primarily to lower quick service restaurant sales.

Operating income decreased from $11.5 million to $8.3 million due to gross margin erosion at WearGuard-Crest in both the quick service restaurant and work clothing businesses, and ongoing costs of the Galls investigation (see “Legal Proceedings”). Margins have been negatively affected by competitive pricing pressure and a discount program in the quick service restaurant business. We expect these conditions to continue through at least the second quarter of fiscal 2005.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $10.8 million in the first quarter of fiscal 2005 compared to $8.8 million in the prior year first quarter. Restricted stock expense and the increased costs of regulatory initiatives, specifically the costs of complying with Sarbanes-Oxley requirements, contributed to the increase.

OUTLOOK

U.S. employment statistics and general economic indicators continue to improve, and we anticipate the recovery impact on our business will continue to be gradual and moderate. We expect that the National Hockey League lockout will continue to have an effect on sales and operating income for the second quarter of fiscal 2005. We expect the sales growth rate to be lower in the second fiscal quarter than in the first quarter since the first quarter rate was favorably influenced by the factors described above. The Easter holiday falling in the second quarter rather than the third quarter last year will also be a factor.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Cash used in operating activities was $63 million in the fiscal 2005 quarter compared to a use of cash of $142 million in the prior year quarter. The principal components (in millions) of the net change were –

• Increase in net income and noncash charges	$4
• Increase in accounts receivable sale proceeds, due principally to increasing the size of the sale facility	29
• Reduced working capital requirements	44
• Other, net	2

$79

The accounts receivable sale facility (see Note 8) was increased by $25.0 million in December 2004. Lower income tax and commission payments in the first quarter of fiscal 2005 were the principal contributors to the reduced working capital requirements.

Total debt increased $230 million during the quarter due principally to the normal seasonal working capital needs and stock repurchases.

During the first quarter of fiscal 2005, the Company repurchased 1.7 million shares of Class B common stock at an aggregate cost of approximately $44.9 million, leaving approximately $180 million available for common stock repurchases under the existing Board of Directors authorization.

During the first quarter of fiscal 2005, the Company paid a cash dividend of $0.055 per share, which totaled $10.0 million. At its February 8, 2005 meeting, the Board of Directors declared a dividend in the amount of $0.055 per share, payable on March 11, 2005 to holders of record of the Company’s Class A and Class B common stock at the close of business on February 18, 2005.

At January 28, 2005, there was approximately $525 million of unused committed credit availability under our U.S. Credit Facility, and approximately $75 million of unused committed credit availability under our European Credit Facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures, dividends and additional share repurchases and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of December 31, 2004, there was approximately $431 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 1, 2004.

	Payments Due by Period
Contractual Obligations as of October 1, 2004	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings	$1,827,405	$18,191	$830,764	$968,350	$10,100
Capital lease obligations	41,318	7,332	10,794	8,516	14,676
Operating leases	541,755	148,901	121,663	83,773	187,418
Purchase obligations (1)	161,543	129,720	17,743	7,585	6,495
Other long-term liabilities reflected on the balance sheet (2)	124,303	—	30,114	—	94,189

	$2,696,324	$304,144	$1,011,078	$1,068,224	$312,878

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of October 1, 2004		Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$60,869	$60,369	$500	$—	$—
Guarantees	8,992	8,992	—	—	—

	$69,861	$69,361	$500	$—	$—

(1)	Represents capital commitments in connection with several long-term concession contracts, client contract commitments and a commitment to increase our ownership in our Irish food and support venture.
(2)	Primarily represents certain unfunded employee retirement obligations and $30 million related to the Fine Host holdback (See Note 3 to the consolidated financial statements of our fiscal 2004 Annual Report on Form 10-K).

Debt levels have increased during the quarter and the Company issued letters of credit in support of insurance arrangements of $62.6 million. Other than those changes, since October 1, 2004, there has been no material change in the Company’s future obligations.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company amended the Receivables Facility during the first quarter of fiscal 2005 and increased the maximum sale amount from $200 million to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $228.5 million and $286.4 million at December 31, 2004 and October 1, 2004, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At December 31, 2004 and October 1, 2004, respectively, $202.4 million and $157.3 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $1.2 million and $0.7 million for the first three months of fiscal 2005 and 2004, respectively, and is included in “Interest and other financing costs, net.”

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which the Company provided food and beverage service. The Company intends to ask the trial court to set aside the jury’s verdict and will appeal any adverse judgment. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the December 31, 2004 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs - An Amendment of ARB No. 43, Chapter 4.” The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and are not expected to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which also supersedes APB Opinion No. 25, “Accounting for Stock Issued to its Employees,” and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize the cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company is currently evaluating the transitional and other provisions of this Statement. Adoption of the Statement will result in a reduction of reported earnings, which management believes, based on the analysis to date, will be similar to that reflected in the pro forma information included in Note 6 to the condensed consolidated financial statements.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of union organizing activities; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment, Federal and state employment and wage and hour laws and import and export controls and customs laws; dram shop litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of December 31, 2004, has not materially changed from October 1, 2004 (See Item 7A of the Annual Report on Form 10-K).

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers, employees and third parties, including under federal and state employment laws, wage and hour laws and customs, import and export control laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

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

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued certain affiliates of the Company, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which the Company provided food and beverage service. On January 18 and 19, 2005, a New Jersey jury found various ARAMARK entities liable for approximately $30 million in compensatory damages and $75 million in punitive damages. The case is now pending in the Superior Court of New Jersey, Law Division—Bergen County. The Company has asked the trial court to set aside the jury’s verdict and will appeal any adverse judgment. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

(First Quarter 2005)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (October 2, 2004 – October 29, 2004)	0	N/A	0	$224,543,861
Month 2 (October 30, 2004 – November 26, 2004)	345,000	$25.73	345,000	$215,665,418
Month 3 (November 27, 2004 – December 31, 2004)	1,374,300	$26.20	1,374,300	$179,660,334

(1)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. On November 2, 2004, the Company announced the addition of $200 million to the repurchase program. The repurchase program will expire when all monies authorized for use in the program have been utilized.

ITEM 5. OTHER INFORMATION

On February 8, 2005, the Company filed a Certificate of Designations of its Series C Junior Participating Preferred Stock. The Certificate of Designations amended Article Sixth of the Company’s Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) to set forth the specific terms of the Company’s Series C Preferred Stock, which series of preferred stock is mentioned in Article Fourth of the Certificate of Incorporation. The Certificate of Designations was effective February 8, 2005.

On November 1, 2004, the Corporate Governance and Human Resources Committee of the Board of Directors (the “Corporate Governance Committee”) approved the annual base salaries effective January 1, 2005 of the Company’s Executive Officers. The amounts of the base salaries for the Named Executive Officers are set forth in the Company’s Proxy Statement dated December 30, 2004 under the captions “Employment Agreements and Change of Control Arrangements—Agreement with Mr. Neubauer” and “Employment Agreements and Change of Control Arrangements—Agreements with Messrs. Sutherland, Colli, Cost and Ms. McKee” which is hereby incorporated by reference.

In addition, on November 23, 2004, the Corporate Governance Committee approved the payment of bonuses to the Company’s Executive Officers with respect to the fiscal year ended October 1, 2004. The bonuses paid to Messrs. Neubauer, Sutherland, Colli and Cost were awarded pursuant to the Company’s Senior Executive Annual Performance Bonus Arrangement and the bonus paid to Ms. McKee was awarded pursuant to the Company’s Management Incentive Bonus Plan. The fiscal 2004 bonuses for the Named Executive Officers are set forth in the Company’s Proxy Statement dated December 30, 2004 under the caption “Executive Compensation—Summary of Cash and Certain Other Compensation” which is hereby incorporated by reference.

ITEM 6. EXHIBITS

3.1	Certificate of Designations of Series C Preferred Stock of ARAMARK Corporation.

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 9, 2005	/s/ John M. Lafferty
John M. Lafferty
Senior Vice President, Controller
and Chief Accounting Officer