Form 10-Q
period 2005-04-01
ARAMARK CORP/DE
filed 2005-05-11
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 1, 2005

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

Class A common stock outstanding at April 29, 2005: 64,523,668 shares

Class B common stock outstanding at April 29, 2005: 119,219,023 shares

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	April 1, 2005	October 1, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$49,469	$45,319
Receivables	760,311	759,822
Inventories, at lower of cost or market	480,638	471,839
Prepayments and other current assets	82,935	63,035

Total current assets	1,373,353	1,340,015

Property and Equipment, net	1,223,860	1,214,382
Goodwill	1,685,782	1,589,144
Other Intangible Assets	294,694	271,343
Other Assets	508,646	406,689

	$5,086,335	$4,821,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$43,714	$25,523
Accounts payable	500,705	566,474
Accrued expenses and other liabilities	817,962	862,933

Total current liabilities	1,362,381	1,454,930

Long-Term Borrowings	1,981,051	1,843,200
Deferred Income Taxes and Other Noncurrent Liabilities	492,622	373,788
Shareholders’ Equity:
Class A common stock, par value $.01	839	893
Class B common stock, par value $.01	1,435	1,330
Capital surplus	1,092,191	1,007,687
Earnings retained for use in the business	1,185,344	1,080,020
Accumulated other comprehensive income (loss)	6,271	(4,144)
Treasury stock	(1,035,799)	(936,131)

Total shareholders’ equity	1,250,281	1,149,655

	$5,086,335	$4,821,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
Sales	$2,659,142	$2,517,529	$5,389,375	$4,976,386

Costs and Expenses:
Cost of services provided	2,429,619	2,303,392	4,904,382	4,524,896
Depreciation and amortization	78,897	73,793	156,552	143,325
Selling and general corporate expenses	34,744	33,095	68,595	63,495

	2,543,260	2,410,280	5,129,529	4,731,716

Operating income	115,882	107,249	259,846	244,670
Interest and Other Financing Costs, net	33,360	32,311	64,635	61,570

Income before income taxes	82,522	74,938	195,211	183,100
Provision for Income Taxes	29,428	28,284	69,671	69,094

Net income	$53,094	$46,654	$125,540	$114,006

Earnings Per Share:
Basic	$0.28	$0.25	$0.67	$0.60
Diluted	$0.28	$0.24	$0.66	$0.59

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended
	April 1, 2005	April 2, 2004
Cash flows from operating activities:
Net income	$125,540	$114,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156,552	143,325
Income taxes deferred	(3,370)	15,920
Changes in noncash working capital	(121,817)	(153,480)
Net proceeds from sale of receivables	36,000	10,800
Other operating activities	(17,814)	(23,704)

Net cash provided by operating activities	175,091	106,867

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(150,358)	(138,023)
Disposals of property and equipment	7,705	8,160
Proceeds from sale of investment	—	8,500
Acquisition of certain businesses, net of cash acquired	(102,541)	(129,393)
Other investing activities	19,909	3,783

Net cash used in investing activities	(225,285)	(246,973)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	148,743	300,701
Payment of long-term borrowings	(5,253)	(122,657)
Proceeds from issuance of common stock	28,315	34,307
Repurchase of stock	(94,642)	(78,937)
Dividend payments	(20,216)	(18,616)
Other financing activities	(2,603)	14,093

Net cash provided by financing activities	54,344	128,891

Increase (decrease) in cash and cash equivalents	4,150	(11,215)
Cash and cash equivalents, beginning of period	45,319	44,475

Cash and cash equivalents, end of period	$49,469	$33,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period balances have been reclassified to conform to the current period classification. The effect of such reclassifications was not material. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of our business activities and the possibility of changes in general economic conditions.

(2) SUPPLEMENTAL CASH FLOW INFORMATION, ETC.:

The Company made interest payments of $63.5 million and $64.7 million and income tax payments of $51.0 million and $72.6 million during the first six months of fiscal 2005 and 2004, respectively. During the first quarter of fiscal 2004, the Company completed the sale of its interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. Pension expense related to defined benefit pension plans was not material for the three and six month periods of both fiscal 2005 and 2004, and funding requirements for such plans will not be material in fiscal 2005.

Cash provided by operating activities includes tax benefits of approximately $30.0 million and $10.9 million from the employee exercise of non-qualified stock options during the first six months of fiscal 2005 and 2004, respectively.

Cash flow from other investing activities in fiscal 2005 includes approximately $14.1 million representing a special distribution of proceeds from a real estate sale by a 50%-owned equity affiliate.

(3) COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $57.6 million and $136.0 million for the three and six months ended April 1, 2005, respectively, and $44.9 million and $124.4 million for the three and six months ended April 2, 2004, respectively.

(4) CAPITAL STOCK:

During the first six months of fiscal 2005, 2.5 million options were granted to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first six months of fiscal 2005, employees, through stock option exercises, purchased approximately 4.7 million shares of common stock for $43.4 million, of which $15.3 million was satisfied through the exchange of previously-owned shares. Also, during the first six months of fiscal 2005, approximately 7.8 million Class A shares were converted to Class B shares.

During the first six months of fiscal 2005, the Company issued 0.4 million restricted stock units under the 2001 EIP, which vest ratably over four years. Compensation expense related to the restricted stock unit grants is recognized ratably over the vesting period based on the fair value of the shares at date of grant, and totaled $1.5 million during the first six months of fiscal 2005.

During the first six months of fiscal 2005, the Company repurchased 3.2 million shares of Class B common stock at an aggregate cost of approximately $84.4 million, leaving approximately $140 million available for common stock repurchases under the existing Board authorization.

During each of the first two quarters of fiscal 2005, the Company paid a cash dividend of $0.055 per share, which totaled $20.2 million. At its May 10, 2005 meeting, the Board of Directors declared a dividend in the amount of $0.055 per share, payable on June 9, 2005 to holders of record of the Company’s Class A and Class B common stock at the close of business on May 20, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	October 1, 2004	Acquisitions	Translation and Other	April 1, 2005
Food and Support Services – United States	$1,081,205	$840	$(840)	$1,081,205
Food and Support Services – International	207,961	54,998	10,819	273,778
Uniform and Career Apparel – Rental	190,559	30,821	—	221,380
Uniform and Career Apparel – Direct Marketing	109,419	—	—	109,419

	$1,589,144	$86,659	$9,979	$1,685,782

Goodwill additions during the six months ended April 1, 2005 reflect (i) the increase of ownership in our Irish foodservice company from 45% to 90%, which is included in the Food and Support – International segment, and (ii) the acquisition of several regional uniform rental companies. These amounts may be revised upon final determination of the purchase price allocations.

Other intangible assets consist of (in thousands):

	April 1, 2005			October 1, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$515,775	$(222,873)	$292,902	$479,660	$(210,690)	$268,970
Other	21,603	(19,811)	1,792	21,363	(18,990)	2,373

	$537,378	$(242,684)	$294,694	$501,023	$(229,680)	$271,343

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $45.4 million were acquired through business combinations during the first six months of fiscal 2005. Amortization of intangible assets for the first six months of fiscal 2005 was approximately $23.9 million. Amortization for the first six months of fiscal 2004 was approximately $24.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(in thousands, except per share data)
Earnings:
Net income	$53,094	$46,654	$125,540	$114,006

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculations	187,388	190,410	186,506	188,973
Impact of unvested restricted stock units and potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	2,195	4,430	2,709	5,379

Total common shares used in diluted earnings per share calculations	189,583	194,840	189,215	194,352

Basic earnings per common share:	$0.28	$0.25	$0.67	$0.60

Diluted earnings per common share:	$0.28	$0.24	$0.66	$0.59

Options to purchase 401,620 shares were outstanding at April 1, 2005, but were not included in the computation of diluted earnings per common share for the three months then ended, as the effect would have been antidilutive. Options to purchase 2,765,411 shares were outstanding at April 1, 2005, but were not included in the computation of diluted earnings per common share for the six months then ended, as the effect would have been antidilutive.

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, in accounting for its stock option plans. Accordingly, no compensation expense has been recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6) EARNINGS PER SHARE (CONTINUED):

	Three Months Ended		Six Months Ended
	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
	(in thousands, except per share data)
Net Income
As reported	$53,094	$46,654	$125,540	$114,006

Pro forma	$49,242	$43,186	$118,058	$107,537

Earnings per share
As reported:
Basic	$0.28	$0.25	$0.67	$0.60

Diluted	$0.28	$0.24	$0.66	$0.59

Pro forma:
Basic	$0.26	$0.23	$0.63	$0.57

Diluted	$0.26	$0.22	$0.62	$0.55

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

As of April 1, 2005, the Company had $320 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $300 million of swap agreements designated as fair-value hedging instruments. There were no material forward exchange contract agreements outstanding as of April 1, 2005. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first six months of fiscal 2005 and 2004, respectively, credits of approximately $3.0 million (net of tax) and $0.3 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of April 1, 2005, approximately $1.1 million of net unrealized losses related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of April 1, 2005, approximately $8.1 million has been included in “Other Non-current Liabilities,” with an offsetting decrease in “Long-term borrowings” in the consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first six months of fiscal 2005 and 2004 was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8) ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company amended the Receivables Facility during the first quarter of fiscal 2005 and increased the maximum sale amount from $200 million to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $211.4 million and $286.4 million at April 1, 2005 and October 1, 2004, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At April 1, 2005 and October 1, 2004, respectively, $193.3 million and $157.3 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $2.8 million and $1.4 million for the first six months of fiscal 2005 and 2004, respectively, and is included in “Interest and other financing costs, net.”

(9) SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended		Six Months Ended
Sales	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
		(in thousands)
Food and Support Services—United States	$1,705,705	$1,673,028	$3,482,236	$3,333,586
Food and Support Services—International	569,283	475,711	1,121,293	891,084
Uniform and Career Apparel—Rental	280,800	260,353	556,974	516,168
Uniform and Career Apparel—Direct Marketing	103,354	108,437	228,872	235,548

	$2,659,142	$2,517,529	$5,389,375	$4,976,386

	Three Months Ended		Six Months Ended
Operating Income	April 1, 2005	April 2, 2004	April 1, 2005	April 2, 2004
		(in thousands)
Food and Support Services—United States	$77,608	$60,996	$172,282	$150,432
Food and Support Services—International	17,693	23,226	38,834	39,664
Uniform and Career Apparel—Rental	29,400	26,697	60,026	55,617
Uniform and Career Apparel—Direct Marketing	1,249	4,873	9,559	16,324

	125,950	115,792	280,701	262,037
Corporate	(10,068)	(8,543)	(20,855)	(17,367)

Operating Income	115,882	107,249	259,846	244,670
Interest Expense, net	33,360	32,311	64,635	61,570

Income Before Income Taxes	$82,522	$74,938	$195,211	$183,100

“Food and Support Services—United States” operating income for the second quarter of fiscal 2005 includes a gain of approximately $9.7 million representing the Company’s share of the gain from a real estate sale by a 50%-owned equity affiliate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9) SEGMENT INFORMATION (CONTINUED):

“Food and Support Services—International” operating income for the second quarter of fiscal 2005 includes a charge of approximately $7.4 million related to withdrawing from our offshore oil service business in West Africa and management separation costs in the UK.

In the first and second fiscal quarters, within the “Food and Support Services—United States” segment, historically there has been a lower level of activity at the higher margin sports, entertainment and recreational food service operations that is partly offset by increased activity in the educational operations. However, in the third and fourth fiscal quarters, historically there has been a significant increase at sports, entertainment and recreational accounts that is partially offset by the effect of summer recess on the educational accounts. In addition, there is a seasonal increase in volume of directly marketed work clothing during the first fiscal quarter.

The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association have failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the Food and Support Services—United States segment results for 2005 do not include operating results from NHL venues.

(10) NEW/PROPOSED ACCOUNTING PRONOUNCEMENTS:

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

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which also supersedes APB Opinion No. 25, “Accounting for Stock Issued to its Employees,” and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize the cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period. This Statement is effective for annual reporting periods beginning after June 15, 2005, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company is currently evaluating the transitional and other provisions of this Statement. Adoption of the Statement will result in a reduction of reported earnings, which management believes, based on the analysis to date, will be similar to that reflected in the pro forma information included in Note 6.

On March 30, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143. The Interpretation is effective for ARAMARK no later than the end of fiscal 2006. The Company is currently evaluating the Interpretation, but has not yet determined what effect adoption will have on the consolidated financial statements.

(11) ACQUISITIONS:

During the second quarter of fiscal 2005, the Company increased its ownership in its Irish food service company from 45% to 90%, for approximately $61 million in cash. Also, during fiscal 2005, the Company acquired three regional uniform rental companies for a total of approximately $40 million in cash. The Company’s pro forma results of operations for the first six months of fiscal 2005 and 2004 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12) COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $71.7 million at April 1, 2005 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at April 1, 2005.

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

On January 18 and 19, 2005, a New Jersey jury found various ARAMARK entities liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. ARAMARK filed certain post-trial motions, which the trial court denied on March 18, 2005, and the Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the April 1, 2005 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

(13) CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.0 billion as of April 1, 2005. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

April 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$42.0	$7.4	$0.1	$—	$49.5
Receivables	562.1	198.0	0.2	—	760.3
Inventories, at lower of cost or market	131.6	349.0	—	—	480.6
Prepayments and other current assets	59.2	18.0	5.7	—	82.9

Total current assets	794.9	572.4	6.0	—	1,373.3

Property and Equipment, net	460.0	761.7	2.2	—	1,223.9
Goodwill	1,164.0	521.8	—	—	1,685.8
Intercompany Receivables	1,640.3	—	—	(1,640.3)	—
Investment in Subsidiaries	—	—	2,928.0	(2,928.0)	—
Other Intangible Assets	241.1	53.6	—	—	294.7
Other Assets	295.3	211.0	2.3	—	508.6

	$4,595.6	$2,120.5	$2,938.5	$(4,568.3)	$5,086.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$33.9	$9.8	$—	$—	$43.7
Accounts payable	418.3	69.7	12.7	—	500.7
Accrued expenses and other liabilities	613.1	194.8	10.1	—	818.0

Total current liabilities	1,065.3	274.3	22.8	—	1,362.4

Long-Term Borrowings	1,960.1	21.0	—	—	1,981.1
Deferred Income Taxes and Other Noncurrent Liabilities	241.2	226.2	25.2	—	492.6
Intercompany Payable	337.0	(337.0)	1,640.3	(1,640.3)	—
Shareholders’ Equity	992.0	1,936.0	1,250.2	(2,928.0)	1,250.2

	$4,595.6	$2,120.5	$2,938.5	$(4,568.3)	$5,086.3

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended April 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,085.7	$573.4	$—	$—	$2,659.1
Equity in Net Income of Subsidiaries	—	—	53.1	(53.1)	—
Management Fee Income	—	—	9.2	(9.2)	—

	2,085.7	573.4	62.3	(62.3)	2,659.1

Costs and Expenses:
Cost of services provided	1,957.6	480.7	—	(8.7)	2,429.6
Depreciation and amortization	47.4	31.5	—	—	78.9
Selling and general corporate expenses	15.5	10.5	9.2	(0.5)	34.7

	2,020.5	522.7	9.2	(9.2)	2,543.2

Operating income	65.2	50.7	53.1	(53.1)	115.9
Interest and Other Financing Costs, net:
Interest expense, net	33.0	0.4	—	—	33.4
Intercompany interest, net	(20.8)	20.8	—	—	—

Interest and Other Financing Costs, net	12.2	21.2	—	—	33.4

Income before income taxes	53.0	29.5	53.1	(53.1)	82.5
Provision for Income Taxes	14.8	14.6	—	—	29.4

Net Income	$38.2	$14.9	$53.1	$(53.1)	$53.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended April 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$1,927.1	$590.4	$—	$—	$2,517.5
Equity in Net Income of Subsidiaries	—	—	46.7	(46.7)	—
Management Fee Income	—	—	9.0	(9.0)	—

	1,927.1	590.4	55.7	(55.7)	2,517.5

Costs and Expenses:
Cost of services provided	1,804.3	508.3	—	(9.2)	2,303.4
Depreciation and amortization	44.2	29.5	—	0.1	73.8
Selling and general corporate expenses	15.7	8.3	8.9	0.2	33.1

	1,864.2	546.1	8.9	(8.9)	2,410.3

Operating income	62.9	44.3	46.8	(46.8)	107.2
Interest and Other Financing Costs, net:
Interest expense, net	31.9	0.3	0.1	—	32.3
Intercompany interest, net	(9.0)	9.1	—	(0.1)	—

Interest and Other Financing Costs, net	22.9	9.4	0.1	(0.1)	32.3

Income before income taxes	40.0	34.9	46.7	(46.7)	74.9
Provision for Income Taxes	14.4	13.9	—	—	28.3

Net Income	$25.6	$21.0	$46.7	$(46.7)	$46.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the six months ended April 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$4,185.1	$1,204.3	$—	$—	$5,389.4
Equity in Net Income of Subsidiaries	—	—	125.5	(125.5)	—
Management Fee Income	—	—	18.9	(18.9)	—

	4,185.1	1,204.3	144.4	(144.4)	5,389.4

Costs and Expenses:
Cost of services provided	3,913.1	1,009.3	—	(18.0)	4,904.4
Depreciation and amortization	94.0	62.6	—	—	156.6
Selling and general corporate expenses	31.6	19.0	18.9	(0.9)	68.6

	4,038.7	1,090.9	18.9	(18.9)	5,129.6

Operating income	146.4	113.4	125.5	(125.5)	259.8
Interest and Other Financing Costs, net:
Interest expense, net	64.0	0.6	—	—	64.6
Intercompany interest, net	(41.5)	41.5	—	—	—

Interest and Other Financing Costs, net	22.5	42.1	—	—	64.6

Income before income taxes	123.9	71.3	125.5	(125.5)	195.2
Provision for Income Taxes	33.8	35.9	—	—	69.7

Net Income	$90.1	$35.4	$125.5	$(125.5)	$125.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the six months ended April 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$3,774.7	$1,201.7	$—	$—	$4,976.4
Equity in Net Income of Subsidiaries	—	—	114.0	(114.0)	—
Management Fee Income	—	—	17.2	(17.2)	—

	3,774.7	1,201.7	131.2	(131.2)	4,976.4
Costs and Expenses:
Cost of services provided	3,520.1	1,022.3	—	(17.5)	4,524.9
Depreciation and amortization	84.3	58.8	—	0.2	143.3
Selling and general corporate expenses	30.1	16.1	16.9	0.4	63.5

	3,634.5	1,097.2	16.9	(16.9)	4,731.7

Operating income	140.2	104.5	114.3	(114.3)	244.7
Interest and Other Financing Costs, net
Interest expense, net	60.8	0.5	0.3	—	61.6
Intercompany interest, net	(18.0)	18.3	—	(0.3)	—

Interest and Other Financing Costs, net	42.8	18.8	0.3	(0.3)	61.6

Income before income taxes	97.4	85.7	114.0	(114.0)	183.1
Provision for Income Taxes	35.2	33.9	—	—	69.1

Net Income	$62.2	$51.8	$114.0	$(114.0)	$114.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$154.2	$17.2	$3.8	$—	$175.2
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(94.6)	(55.7)	(0.1)	—	(150.4)
Disposals of property and equipment	5.7	2.0	—	—	7.7
Acquisitions of businesses, net of cash acquired	(61.2)	(41.3)	—	—	(102.5)
Other investing activities	3.0	16.7	0.2	—	19.9

Net cash provided by (used in) investing activities	(147.1)	(78.3)	0.1	—	(225.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	148.7	—	—	—	148.7
Payment of long-term borrowings	(2.0)	(3.3)	—	—	(5.3)
Proceeds from issuance of common stock	—	—	28.3	—	28.3
Repurchase of stock	—	—	(94.6)	—	(94.6)
Dividend payments	—	—	(20.2)	—	(20.2)
Other financing activities	(3.0)	—	0.4	—	(2.6)
Change in intercompany, net	(142.6)	60.4	82.2	—	—

Net cash provided by (used in) financing activities	1.1	57.1	(3.9)	—	54.3

Increase (decrease) in cash and cash equivalents	8.2	(4.0)	—	—	4.2
Cash and cash equivalents, beginning of period	33.8	11.4	0.1	—	45.3

Cash and cash equivalents, end of period	$42.0	$7.4	$0.1	$—	$49.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 2, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$54.9	$50.0	$1.8	$—	$106.7
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(82.3)	(55.6)	(0.1)	—	(138.0)
Disposals of property and equipment	5.2	3.0	—	—	8.2
Proceeds from sale of investment	—	8.5	—	—	8.5
Acquisitions of certain businesses, net of cash acquired	(115.8)	(13.6)	—	—	(129.4)
Other investing activities	(0.3)	4.1	—	—	3.8

Net cash used in investing activities	(193.2)	(53.6)	(0.1)	—	(246.9)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	300.7	—	—	—	300.7
Payment of long-term borrowings	(119.8)	(2.8)	—	—	(122.6)
Proceeds from issuance of common stock	—	—	34.3	—	34.3
Repurchase of stock	—	—	(78.9)	—	(78.9)
Change in intercompany, net	(67.9)	7.0	60.9	—	—
Dividend payments	—	—	(18.6)	—	(18.6)
Other financing activities	13.5	—	0.6	—	14.1

Net cash provided by (used in) financing activities	126.5	4.2	(1.7)	—	129.0

Increase (decrease) in cash and cash equivalents	(11.8)	0.6	—	—	(11.2)
Cash and cash equivalents, beginning of period	40.5	3.9	0.1	—	44.5

Cash and cash equivalents, end of period	$28.7	$4.5	$0.1	$—	$33.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and six months ended April 1, 2005 and April 2, 2004 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended October 1, 2004. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our estimates, plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

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

RESULTS OF OPERATIONS

These tables present our sales and operating income, and related percentages attributable to each operating segment, for the three and six months ended April 1, 2005 and April 2, 2004.

	Three Months Ended				Six Months Ended
	April 1, 2005		April 2, 2004		April 1, 2005		April 2, 2004
Sales by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$1,705.7	64%	$1,673.0	67%	$3,482.2	65%	$3,333.6	67%
Food & Support Services - International	569.3	21%	475.7	19%	1,121.3	21%	891.1	18%
Uniform and Career Apparel - Rental	280.8	11%	260.4	10%	557.0	10%	516.2	10%
Uniform and Career Apparel - Direct Marketing	103.4	4%	108.4	4%	228.9	4%	235.5	5%

	$2,659.2	100%	$2,517.5	100%	$5,389.4	100%	$4,976.4	100%

	Three Months Ended				Six Months Ended
	April 1, 2005		April 2, 2004		April 1, 2005		April 2, 2004
Operating Income by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$77.6	67%	$61.0	57%	$172.3	66%	$150.4	61%
Food & Support Services - International	17.7	15%	23.2	22%	38.8	15%	39.7	16%
Uniform and Career Apparel - Rental	29.4	25%	26.7	25%	60.0	23%	55.6	23%
Uniform and Career Apparel - Direct Marketing	1.2	1%	4.9	4%	9.6	4%	16.3	7%
Corporate	(10.0)	-8%	(8.6)	-8%	(20.9)	-8%	(17.3)	-7%

	$115.9	100%	$107.2	100%	$259.8	100%	$244.7	100%

Consolidated Overview

Sales of $2.7 billion for the fiscal 2005 second quarter and $5.4 billion for the six-month period increased 6% and 8%, respectively, over the prior year periods. Sales increased in both the three and six-month periods in the two Food & Support Services segments and the Uniform and Career Apparel – Rental segment, while sales in the Uniform and Career Apparel – Direct Marketing segment were lower in both periods. Excluding the impact of acquisitions, divestitures and foreign currency translation, consolidated sales increased 2% and 4% for the three and six-month periods, respectively. Further adjusting the comparisons for the estimated effects of the NHL lockout and the second quarter timing of the Easter holiday on the Education business, consolidated sales increased 4% and 5% for the three and six-month periods. Operating income was $115.9 million for the 2005 second quarter and $259.8 million for the six-month period, an increase of 8% and 6%, respectively, compared to the prior year periods. The 2005 second quarter operating income includes $9.7 million ($7.8 million net of tax) representing our share of the gain on a real estate sale by a 50%-owned equity affiliate. The 2005 second quarter also includes a charge of $7.4 million ($4.8 million net of tax) which includes the effects of our decision to exit the West African oil services business by year end and UK severance costs. Excluding acquisitions, divestitures and the impact of foreign currency translation, consolidated operating income increased 6% and 4% for the three and six-month periods, respectively. Further adjusting the comparisons to exclude the gain and the charge described above, operating income increased 3% in both the three and six-month periods. Consolidated operating income margins were comparable during the periods.

Interest and other financing costs, net, for the three and six-month periods of fiscal 2005 increased approximately $1.0 million and $3.1 million, respectively, from the prior year periods due to higher average borrowing levels and higher interest rates. The effective income tax rate for the fiscal 2005 six-month period was 35.7% compared to 37.7% in fiscal 2004. Higher employment related tax credits and the tax effect related to the real estate sale gain resulted in a lower effective rate for the 2005 period.

Net income for the three and six-months of fiscal 2005 was $53.1 million and $125.5 million, compared to $46.7 million and $114.0 million in the prior year periods, an increase of 14% and 10%, respectively. Second quarter 2005 diluted earnings per share were $.28, on a weighted average share base of 189.6 million shares, an increase of 17% over the $.24 per share reported last year on a share base of 194.8 million shares. For the six-month periods, diluted earnings per share were $.66 in 2005 and $.59 in 2004 on a weighted average share base of 189.2 million and 194.4 million, respectively.

Segment Results

The following tables present a fiscal 2005/2004 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended				Six Months Ended
Sales by Segment	April 1, 2005	April 2, 2004	Change		April 1, 2005	April 2, 2004	Change
			$	%			$	%
	(dollars in millions)
Food & Support Services - United States	$1,705.7	$1,673.0	$32.7	2%	$3,482.2	$3,333.6	$148.6	4%
Food & Support Services - International	569.3	475.7	93.6	20%	1,121.3	891.1	230.2	26%
Uniform and Career Apparel - Rental	280.8	260.4	20.4	8%	557.0	516.2	40.8	8%
Uniform and Career Apparel - Direct Marketing	103.4	108.4	(5.0)	-5%	228.9	235.5	(6.6)	-3%

	$2,659.2	$2,517.5	$141.7	6%	$5,389.4	$4,976.4	$413.0	8%

	Three Months Ended				Six Months Ended
Operating Income by Segment	April 1, 2005	April 2, 2004	Change		April 1, 2005	April 2, 2004	Change
			$	%			$	%
	(dollars in millions)
Food & Support Services - United States	$77.6	$61.0	$16.6	27%	$172.3	$150.4	$21.9	15%
Food & Support Services - International	17.7	23.2	(5.5)	-24%	38.8	39.7	(0.9)	-2%
Uniform and Career Apparel - Rental	29.4	26.7	2.7	10%	60.0	55.6	4.4	8%
Uniform and Career Apparel - Direct Marketing	1.2	4.9	(3.7)	-74%	9.6	16.3	(6.7)	-41%
Corporate	(10.0)	(8.6)	(1.4)	18%	(20.9)	(17.3)	(3.6)	20%

	$115.9	$107.2	$8.7	8%	$259.8	$244.7	$15.1	6%

Food and Support Services—United States Segment

Food and Support Services – United States segment sales for the three and six-month periods increased 2% and 4% over the prior year periods due principally to increased volume (base business). Fiscal 2005 sales in both the three and six-month periods were adversely affected by the cancellation of the 2004/2005 National Hockey League Season. The National Hockey League Collective Bargaining Agreement expired in September 2004 and on September 17, 2004 the owners of the NHL teams locked out the NHL players. In addition, fiscal 2005 second quarter Education business sales were negatively affected by the timing of the Easter holiday shutdown which occurred in the second quarter of fiscal 2005 and in the third quarter of fiscal 2004. Adjusting the comparisons for these two conditions, management estimates 2005 segment sales increased approximately 4.5% and 6.6%, respectively for the three and six-month periods.

For the 2005 second quarter, sales growth in the Business Services sector was in the low single digits, driven primarily by base business growth. Sales growth in the Education sector was in the mid single digits, also reflecting base business growth. The Healthcare sector reported low teens sales growth due to base business growth and net new business. Sports & Entertainment sector sales declined about 20% due principally to the impact of the NHL lockout.

Segment operating income for the three and six-month periods increased 27% and 15%, respectively, compared to the prior year. The 2005 three and six-month periods include approximately $9.7 million representing our share of the gain from a real estate sale by a 50%-owned equity affiliate. We also received a cash distribution during the second quarter of approximately $14.1 million as a result of this sale. Excluding the $9.7 million, operating income increased 11% and 8% for the three and six-month periods. Fiscal 2005 operating income increased despite the effect of the NHL lockout, due to strong performances in the Education business and the Healthcare business, where prior year results were lowered by start-up costs at new accounts and high labor and material costs in the clinical equipment services business. Operating income margin for the 2005 second quarter was 4.5%; excluding the gain, operating income margin increased approximately 30 basis points, to 4.0%, as compared to the 2004 second quarter.

Food and Support Services—International Segment

Sales in the Food and Support Services – International segment for the three and six-month periods increased 20% and 26% compared to the prior year due to foreign currency translation (approximately 6% and 8%, respectively), acquisitions (approximately 12% and 14%, respectively), net new accounts (approximately 1% and 1%, respectively), and increased volume (approximately 1% and 3%, respectively). In the 2005 second quarter mid single digit sales growth in Canada and Germany and low teens sales growth in Spain were offset by sales declines in the UK due to lost business and the competitive business environment.

Second quarter operating income in this segment was $17.7 million, 24% lower than the prior year quarter. The current quarter includes a charge of $7.4 million representing the estimated cost of exiting the West African oil services business and a management separation charge in the UK. During the quarter, the decision was made to cease operations in West Africa. This business has been operating at a loss and efforts to renegotiate a major client contract have proved unsuccessful. We are working towards an orderly withdrawal and expect to exit the region before fiscal year end. Provision has been made for the losses, principally asset write-offs, expected to be incurred during the withdrawal. Second quarter operating income before the $7.4 million charge was approximately $25.1 million, an increase of $1.9 million over the 2004 second quarter. Favorable currency translation contributed $1.3 million of the increase. Profit improvement in Canada and Germany was offset by lower profits in the UK due to lost business and the competitive business environment. For the six-month period, segment operating income decreased 2%, or 8%, before favorable currency translation, as the negative impact of the $7.4 million charge offset improved profit performance in Canada and Germany. The 2004 second quarter included currency transaction gains of approximately $0.8 million.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel – Rental segment sales increased 8% for the three and six-month periods compared to the prior year periods. Organic sales growth, which excludes the effects of acquisitions and divestitures, was 5% in both periods. Growth in the sales of apparel and ancillary products to rental customers contributed to this strong performance.

Operating income increased 10% and 8% for the three and six-month periods respectively, due principally to the increased sales and lower merchandise cost partially offset by higher fuel costs, new systems implementation costs and increased selling expense. Operating margin increased approximately 20 basis points in the 2005 second quarter compared to the prior year quarter.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel – Direct Marketing segment sales decreased 5% and 3%, respectively, for the three and six-month periods as compared to the prior year periods. WearGuard-Crest continued to experience softness in customer demand and Galls sales were also down slightly from the prior year periods.

Segment operating income for the 2005 second quarter declined to $1.2 million from $4.9 million in the prior year period. For the current six-month period operating income was $9.6 million compared to $16.3 million in the prior year period. Operating income has decreased due to lower sales volume and gross margin erosion at WearGuard-Crest. Margins have been negatively affected by the competitive pricing environment and the roll-out of a new program in the quick service restaurant channel. Ongoing costs of the Gall’s investigation have also contributed to the lower income. We expect these conditions to continue throughout the second half of 2005, although we believe to a lesser degree.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $10.0 million and $20.9 million for the three and six-month periods of fiscal 2005, compared to $8.6 million and $17.3 million for the comparable prior year periods. Restricted stock unit expense and the increased costs of regulatory initiatives, specifically the costs of complying with Sarbanes-Oxley requirements, contributed to the increase.

OUTLOOK

Looking forward to the second half of fiscal 2005, we expect the business environment in both the U.S. and Europe to remain competitive. We will continue to focus on improving operating results in our UK business, including our planned withdrawal from West Africa. We also expect the profit pressures being experienced by our Uniform and Career Apparel – Direct Marketing segment to continue into the second half. In the Uniform and Career Apparel – Rental segment, if fuel costs remain at historically high levels, it will result in continued margin pressure.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities for the six-month periods was $175 million in fiscal 2005 compared to $107 million in fiscal 2004, an increase of $68 million. The principal components (in millions) of the change were:

• Increase in net income and noncash charges	$5
• Increase in accounts receivable sale proceeds, due principally to increasing the size of the sale facility	25
• Reduced working capital requirements	32
• Other, net	6

$68

Although net income increased, net noncash charges (depreciation and deferred income taxes) decreased approximately $6.0 million in the first half of fiscal 2005, due to the lower deferred tax provision. A recent change in the tax depreciation rules is expected to reduce the annual tax depreciation deduction resulting in the lower deferred tax provision.

The accounts receivable sale facility (see Note 8) was increased by $25.0 million in December 2004. Lower income tax payments and improved collection of accounts receivable were the principal contributors to the reduced working capital requirements.

Total debt increased $156 million since October 1, 2004 due principally to normal seasonal working capital needs, stock repurchases and acquisition activities.

During the first six months of fiscal 2005, the Company repurchased 3.2 million shares of Class B common stock at an aggregate cost of approximately $84.4 million, leaving approximately $140 million available for common stock repurchases under the existing Board authorization.

During the first six months of fiscal 2005, the Company increased its ownership in the Irish food service business from 45% to 90%, paying approximately $61 million in cash. The Company also acquired three regional uniform rental companies for a total of approximately $40 million in cash. These acquisitions were funded through borrowings under the revolving credit facilities.

During each of the first two quarters of fiscal 2005, the Company paid a cash dividend of $0.055 per share, which totaled $20.2 million. At its May 10, 2005 meeting, the Board of Directors declared a dividend in the amount of $0.055 per share, payable on June 9, 2005 to holders of record of the Company’s Class A and Class B common stock at the close of business on May 20, 2005.

At April 29, 2005, there was approximately $540 million of unused committed credit availability under our U.S. Credit Facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $400 million of debt securities. Approximately $225 million of borrowings mature in May 2005 which will be repaid with proceeds from U.S. Credit Facility borrowings until permanent replacement financing is arranged. The Company currently expects to fund acquisitions, capital expenditures, dividends and additional share repurchases and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of April 1, 2005, there was approximately $480 million outstanding in foreign currency borrowings.

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

As noted above, debt levels have increased since October 1, 2004, and the Company increased its ownership in the Irish food service business. Further, since October 1, 2004, the Company has issued letters of credit in support of insurance arrangements of $98.3 million, and was released from a debt guarantee of approximately $9.0 million. Other than those changes, through April 1, 2005, there has been no material change in the Company’s future obligations since October 1, 2004.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company amended the Receivables Facility during the first quarter of fiscal 2005 and increased the maximum sale amount from $200 million to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $211.4 million and $286.4 million at April 1, 2005 and October 1, 2004, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At April 1, 2005 and October 1, 2004, respectively, $193.3 million and $157.3 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $2.8 million and $1.4 million for the first six months of fiscal 2005 and 2004, respectively, and is included in “Interest and other financing costs, net.”

The Company’s business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements. ARAMARK may be exposed to liability resulting from the non-performance of certain indemnification obligations by an entity currently in bankruptcy from which ARAMARK acquired a business in fiscal 2000. The amount of such exposure cannot be quantified at the present time due to uncertainty with respect to the number and amount of claims, if any, originating from or relating to the pre-acquisition period. ARAMARK has $25 million of insurance coverage for such exposure with a $5.0 million retained loss limit. The Company retains a limited portion of the risk under its general liability and workers’ compensation arrangements. When required, reserves are recorded based on actuarial analyses.

On January 18 and 19, 2005, a New Jersey jury found various ARAMARK entities liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. ARAMARK filed certain post-trial motions, which the trial court denied on March 18, 2005, and the Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the April 1, 2005 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

NEW/PROPOSED ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4.” The provisions of SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and are not expected to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” which also supersedes APB Opinion No. 25, “Accounting for Stock Issued to its Employees,” and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize the cost over the period during which an employee is required to provide service in exchange for the award—the requisite service period. This Statement is effective for annual reporting periods beginning after June 15, 2005, and applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. The Company is currently evaluating the transitional and other provisions of this Statement. Adoption of the Statement, which is required in the first quarter of fiscal 2006, will result in a reduction of reported earnings, which management believes, based on the analysis to date, will be similar to that reflected in the pro forma information included in Note 6.

On March 30, 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143. The Interpretation is effective for ARAMARK no later than the end of fiscal 2006. The Company is currently evaluating the Interpretation, but has not yet determined what effect adoption will have on the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of April 1, 2005, has not materially changed from October 1, 2004 (See Item 7A of the Annual Report on Form 10-K).

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

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued certain affiliates of the Company, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. On January 18 and 19, 2005, a New Jersey jury found various ARAMARK entities liable for approximately $30 million in compensatory damages and $75 million in punitive damages. ARAMARK filed certain post-trial motions, which the trial court denied on March 18, 2005, and the Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

(Second Quarter 2005)

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (January 1, 2005 – January 28, 2005)	111,164	$26.06	0	$179,660,334
Month 2 (January 29, 2005 – February 25, 2005)	338,431	$27.50	329,900	$170,572,184
Month 3 (February 26, 2005 – April 1, 2005)	1,135,400	$26.79	1,135,400	$140,157,008

(1)	The numbers in this column include shares of the Company’s common stock surrendered by stock option holders to pay the exercise price of stock options as follows: 111,164 for Month 1, 8,531 for Month 2 and zero for Month 3.
(2)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. On November 2, 2004, the Company announced the addition of $200 million to the repurchase program. The repurchase program will expire when all monies authorized for use in the program have been utilized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ARAMARK Corporation’s annual meeting of stockholders (“2005 Annual Meeting”) was held on February 8, 2005. At the 2005 Annual Meeting, the stockholders voted upon the election of four directors. The results of that vote were as follows:

	For	Withheld	Broker Non-Votes
Name of nominee:
Leonard S. Coleman, Jr.	739,547,785	2,332,930	N/A
Thomas H. Kean	738,937,991	2,942,724	N/A
James E. Ksansnak	740,017,909	1,862,806	N/A
James E. Preston	738,493,651	3,387,064	N/A

The terms of the following directors of the Company continued after the 2005 Annual Meeting: Joseph Neubauer, Patricia C. Barron, Lawrence T. Babbio, Jr., Robert J. Callander, Ronald R. Davenport, Ronald L. Sargent and Karl M. von der Heyden.

ARAMARK’s stockholders voted to ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal 2005. The results of that vote were as follows:

For	Against	Abstentions	Broker Non- Votes
740,967,313	825,903	87,499	N/A

ITEM 6. EXHIBITS

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

May 11, 2005	/s/ JOHN M. LAFFERTY
John M. Lafferty Senior Vice President, Controller and Chief Accounting Officer