Form 10-Q
period 2005-07-01
ARAMARK CORP/DE
filed 2005-08-10
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 1, 2005

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

Class A common stock outstanding at July 29, 2005: 62,927,591 shares

Class B common stock outstanding at July 29, 2005: 119,040,702 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	July 1, 2005	October 1, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$42,320	$45,319
Receivables	748,117	759,822
Inventories, at lower of cost or market	471,309	471,839
Prepayments and other current assets	78,049	63,035

Total current assets	1,339,795	1,340,015

Property and Equipment, net	1,206,734	1,214,382
Goodwill	1,677,610	1,589,144
Other Intangible Assets	282,201	271,343
Other Assets	536,310	406,689

	$5,042,650	$4,821,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$40,506	$25,523
Accounts payable	481,261	566,474
Accrued expenses and other liabilities	800,041	862,933

Total current liabilities	1,321,808	1,454,930

Long-Term Borrowings	1,971,674	1,843,200
Deferred Income Taxes and Other Noncurrent Liabilities	491,624	373,788
Shareholders’ Equity:
Class A common stock, par value $.01	821	893
Class B common stock, par value $.01	1,454	1,330
Capital surplus	1,097,641	1,007,687
Earnings retained for use in the business	1,246,630	1,080,020
Accumulated other comprehensive loss	(955)	(4,144)
Treasury stock	(1,088,047)	(936,131)

Total shareholders’ equity	1,257,544	1,149,655

	$5,042,650	$4,821,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
Sales	$2,792,366	$2,594,924	$8,181,741	$7,571,310

Costs and Expenses:
Cost of services provided	2,533,272	2,356,471	7,437,654	6,881,367
Depreciation and amortization	79,410	74,781	235,962	218,106
Selling and general corporate expenses	35,752	31,722	104,347	95,217

	2,648,434	2,462,974	7,777,963	7,194,690

Operating income	143,932	131,950	403,778	376,620
Interest and Other Financing Costs, net	32,222	30,873	96,857	92,443

Income before income taxes	111,710	101,077	306,921	284,177
Provision for Income Taxes	40,327	36,617	109,998	105,711

Net income	$71,383	$64,460	$196,923	$178,466

Earnings Per Share:
Basic	$0.38	$0.34	$1.06	$0.94
Diluted	$0.38	$0.33	$1.04	$0.92

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	July 1, 2005	July 2, 2004
Cash flows from operating activities:
Net income	$196,923	$178,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,962	218,106
Income taxes deferred	(3,055)	21,539
Changes in noncash working capital	(124,043)	(138,381)
Net proceeds from sale of receivables	30,500	—
Other operating activities	(26,067)	(39,618)

Net cash provided by operating activities	310,220	240,112

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(227,040)	(212,710)
Disposals of property and equipment	13,522	12,708
Proceeds from sale of investment	—	8,500
Acquisition of certain businesses, net of cash acquired	(108,448)	(141,286)
Other investing activities	18,688	4,718

Net cash used in investing activities	(303,278)	(328,070)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	380,799	352,842
Payment of long-term borrowings	(234,932)	(167,249)
Proceeds from issuance of common stock	30,997	37,578
Repurchase of stock	(147,069)	(118,803)
Dividend payments	(30,313)	(27,946)
Other financing activities	(9,423)	11,824

Net cash provided by (used in) financing activities	(9,941)	88,246

Increase (decrease) in cash and cash equivalents	(2,999)	288
Cash and cash equivalents, beginning of period	45,319	44,475

Cash and cash equivalents, end of period	$42,320	$44,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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

The Company made interest payments of $99.6 million and $99.2 million and income tax payments of $102.8 million and $85.7 million during the first nine months of fiscal 2005 and 2004, respectively. During the first quarter of fiscal 2004, the Company completed the sale of its interest in a previously divested periodicals distribution business and received cash proceeds of $8.5 million. Pension expense related to defined benefit pension plans was not material for the three and nine month periods of both fiscal 2005 and 2004, and funding requirements for such plans will not be material in fiscal 2005.

Cash provided by operating activities includes tax benefits of approximately $29.3 million and $24.7 million from the employee exercise of non-qualified stock options during the first nine months of fiscal 2005 and 2004, respectively. Cash flow from other investing activities in fiscal 2005 includes approximately $14.1 million representing a special distribution of proceeds from a real estate sale by a 50%-owned equity affiliate.

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% guaranteed notes due June 1, 2012. Proceeds from the offering were used primarily to repay maturing obligations.

(3)	COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income”, comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $64.1 million and $200.1 million for the three and nine months ended July 1, 2005, respectively, and $62.3 million and $186.7 million for the three and nine months ended July 2, 2004, respectively.

(4)	CAPITAL STOCK:

During the first nine months of fiscal 2005, 2.7 million options were granted to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first nine months of fiscal 2005, employees, through stock option exercises, purchased approximately 4.8 million shares of common stock for $45.8 million, of which $15.3 million was satisfied through the exchange of previously-owned shares. Also, during the first nine months of fiscal 2005, approximately 9.6 million Class A shares were converted to Class B shares. During the first nine months of fiscal 2005, the Company issued 0.4 million restricted stock units under the 2001 EIP, which vest ratably over four years. Compensation expense related to the restricted stock unit grants is recognized ratably over the vesting period based on the fair value of the shares at date of grant, and totaled $2.5 million during the first nine months of fiscal 2005.

During the first nine months of fiscal 2005, the Company repurchased 5.2 million shares of Class B common stock at an aggregate cost of approximately $136.6 million, leaving approximately $88 million available for common stock repurchases under the existing Board authorization.

During each of the first three quarters of fiscal 2005, the Company paid a cash dividend of $0.055 per share, which totaled $30.3 million. At its August 9, 2005 meeting, the Board of Directors declared a dividend in the amount of $0.055 per share, payable on September 8, 2005 to holders of record of the Company’s Class A and Class B common stock at the close of business on August 19, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	October 1, 2004	Acquisitions	Translation and Other	July 1, 2005
Food and Support Services – United States	$1,081,205	$1,183	$(840)	$1,081,548
Food and Support Services – International	207,961	56,177	(1,202)	262,936
Uniform and Career Apparel – Rental	190,559	33,148	—	223,707
Uniform and Career Apparel – Direct Marketing	109,419	—	—	109,419

	$1,589,144	$90,508	$(2,042)	$1,677,610

Goodwill additions during the nine months ended July 1, 2005 reflect (i) the increase of ownership in our Irish foodservice company from 45% to 90%, which is included in the Food and Support – International segment, and (ii) the acquisition of several regional uniform rental companies. These amounts may be revised upon final determination of the purchase price allocations.

Other intangible assets consist of (in thousands):

	July 1, 2005			October 1, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$513,192	$(232,216)	$280,976	$479,660	$(210,690)	$268,970
Other	21,598	(20,373)	1,225	21,363	(18,990)	2,373

	$534,790	$(252,589)	$282,201	$501,023	$(229,680)	$271,343

All intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $48.6 million were acquired through business combinations during the first nine months of fiscal 2005. Amortization of intangible assets for the first nine months of fiscal 2005 was approximately $36.3 million. Amortization for the first nine months of fiscal 2004 was approximately $37.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(in thousands, except per share data)
Earnings:
Net income	$71,383	$64,460	$196,923	$178,466

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculations	186,264	189,446	186,425	189,131
Impact of unvested restricted stock units and potential exercise opportunities under the ARAMARK Ownership and Equity Incentive Plans	1,814	4,331	2,412	5,031

Total common shares used in diluted earnings per share calculations	188,078	193,777	188,837	194,162

Basic earnings per common share:	$0.38	$0.34	$1.06	$0.94

Diluted earnings per common share:	$0.38	$0.33	$1.04	$0.92

Options to purchase 2,368,641 shares were outstanding at July 1, 2005, but were not included in the computation of diluted earnings per common share for the three months then ended, as the effect would have been antidilutive. Options to purchase 2,734,241 shares were outstanding at July 1, 2005, but were not included in the computation of diluted earnings per common share for the nine months then ended, as the effect would have been antidilutive.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	EARNINGS PER SHARE (CONTINUED):

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

	Three Months Ended		Nine Months Ended
	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(in thousands, except per share data)
Net Income
As reported	$71,383	$64,460	$196,923	$178,466

Pro forma	$67,442	$60,817	$185,500	$168,354

Earnings per share
As reported:
Basic	$0.38	$0.34	$1.06	$0.94

Diluted	$0.38	$0.33	$1.04	$0.92

Pro forma:
Basic	$0.36	$0.32	$1.00	$0.89

Diluted	$0.36	$0.31	$0.98	$0.87

(7)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

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

As of July 1, 2005, the Company had $300 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $300 million of swap agreements designated as fair-value hedging instruments. There were no material forward exchange contract agreements outstanding as of July 1, 2005. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first nine months of fiscal 2005 and 2004, respectively, a charge of approximately $2.9 million (net of tax) and a credit of approximately $1.0 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of July 1, 2005, approximately $7.1 million of net unrealized losses related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of July 1, 2005, approximately $6.1 million has been included in “Other Non-current Liabilities,” with an offsetting decrease in “Long-term borrowings” in the consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first nine months of fiscal 2005 and 2004 was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company amended the Receivables Facility during the first quarter of fiscal 2005 and increased the maximum sale amount from $200 million to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $189.2 million and $286.4 million at July 1, 2005 and October 1, 2004, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At July 1, 2005 and October 1, 2004, respectively, $187.8 million and $157.3 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $4.7 million and $2.1 million for the first nine months of fiscal 2005 and 2004, respectively, and is included in “Interest and other financing costs, net.”

(9)	SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended		Nine Months Ended
Sales	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(in thousands)
Food and Support Services—United States	$1,815,272	$1,752,173	$5,297,508	$5,085,759
Food and Support Services—International	594,035	475,595	1,715,328	1,366,679
Uniform and Career Apparel—Rental	282,879	262,312	839,853	778,480
Uniform and Career Apparel—Direct Marketing	100,180	104,844	329,052	340,392

	$2,792,366	$2,594,924	$8,181,741	$7,571,310

	Three Months Ended		Nine Months Ended
Operating Income	July 1, 2005	July 2, 2004	July 1, 2005	July 2, 2004
	(in thousands)
Food and Support Services—United States	$97,670	$89,361	$269,952	$239,793
Food and Support Services—International	21,250	19,172	60,084	58,836
Uniform and Career Apparel—Rental	31,329	29,124	91,355	84,741
Uniform and Career Apparel—Direct Marketing	2,576	2,428	12,135	18,752

	152,825	140,085	433,526	402,122
Corporate	(8,893)	(8,135)	(29,748)	(25,502)

Operating Income	143,932	131,950	403,778	376,620
Interest Expense, net	(32,222)	(30,873)	(96,857)	(92,443)

Income Before Income Taxes	$111,710	$101,077	$306,921	$284,177

“Food and Support Services—United States” operating income for the nine-month period of fiscal 2005 included a gain of approximately $9.7 million representing the Company’s share of the gain from a real estate sale by a 50%-owned equity affiliate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	SEGMENT INFORMATION (CONTINUED):

“Food and Support Services—International” operating income for the nine-month period of fiscal 2005 included a charge of approximately $7.4 million related to withdrawing from our offshore oil service business in West Africa and management separation costs in the UK.

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

The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the Food and Support Services—United States segment results for 2005 do not include operating results from NHL venues. In July 2005, the NHL and the NHL Players’ Association announced they have reached an agreement which will be effective for the 2005/2006 hockey season.

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

During the second quarter of fiscal 2005, the Company increased its ownership in its Irish food service affiliate from 45% to 90%, for approximately $61 million in cash. Also, during fiscal 2005, the Company acquired several regional uniform rental companies for a total of approximately $44 million in cash. The Company’s pro forma results of operations for the first nine months of fiscal 2005 and 2004 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(12)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $72.3 million at July 1, 2005 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at July 1, 2005.

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

On January 18 and 19, 2005, a New Jersey jury found various ARAMARK entities liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. ARAMARK filed certain post-trial motions, which the trial court denied on March 18, 2005, and the Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the July 1, 2005 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X. These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $2.0 billion as of July 1, 2005. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

July 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$31.7	$10.5	$0.1	$—	$42.3
Receivables	543.2	204.9	—	—	748.1
Inventories, at lower of cost or market	116.9	354.4	—	—	471.3
Prepayments and other current assets	55.2	18.5	4.3	—	78.0

Total current assets	747.0	588.3	4.4	—	1,339.7

Property and Equipment, net	439.7	764.9	2.1	—	1,206.7
Goodwill	1,153.6	524.0	—	—	1,677.6
Intercompany Receivables	1,693.9	—	—	(1,693.9)	—
Investment in Subsidiaries	—	—	2,992.1	(2,992.1)	—
Other Intangible Assets	229.2	53.0	—	—	282.2
Other Assets	316.4	217.5	2.5	—	536.4

	$4,579.8	$2,147.7	$3,001.1	$(4,686.0)	$5,042.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$29.3	$11.2	$—	$—	$40.5
Accounts payable	396.3	74.7	10.3	—	481.3
Accrued expenses and other liabilities	544.9	241.4	13.7	—	800.0

Total current liabilities	970.5	327.3	24.0	—	1,321.8

Long-Term Borrowings	1,948.9	22.8	—	—	1,971.7
Deferred Income Taxes and Other Noncurrent Liabilities	225.4	240.5	25.7	—	491.6
Intercompany Payable	415.0	(415.0)	1,693.9	(1,693.9)	—
Shareholders’ Equity	1,020.0	1,972.1	1,257.5	(2,992.1)	1,257.5

	$4,579.8	$2,147.7	$3,001.1	$(4,686.0)	$5,042.6

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended July 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,035.4	$757.0	$—	$—	$2,792.4
Equity in Net Income of Subsidiaries	—	—	71.4	(71.4)	—
Management Fee Income	—	—	9.1	(9.1)	—

	2,035.4	757.0	80.5	(80.5)	2,792.4
Costs and Expenses:
Cost of services provided	1,911.6	630.2	—	(8.5)	2,533.3
Depreciation and amortization	47.2	32.2	—	—	79.4
Selling and general corporate expenses	17.6	9.7	9.1	(0.6)	35.8

	1,976.4	672.1	9.1	(9.1)	2,648.5

Operating income	59.0	84.9	71.4	(71.4)	143.9
Interest and Other Financing Costs, net:
Interest expense, net	31.8	0.4	—	—	32.2
Intercompany interest, net	(20.8)	20.8	—	—	—

Interest and Other Financing Costs, net	11.0	21.2	—	—	32.2

Income before income taxes	48.0	63.7	71.4	(71.4)	111.7
Provision for Income Taxes	13.0	27.3	—	—	40.3

Net income	$35.0	$36.4	$71.4	$(71.4)	$71.4

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the nine months ended July 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$6,220.5	$1,961.2	$—	$—	$8,181.7
Equity in Net Income of Subsidiaries	—	—	196.9	(196.9)	—
Management Fee Income	—	—	28.1	(28.1)	—

	6,220.5	1,961.2	225.0	(225.0)	8,181.7
Costs and Expenses:
Cost of services provided	5,824.7	1,639.6	—	(26.6)	7,437.7
Depreciation and amortization	141.2	94.7	—	0.1	236.0
Selling and general corporate expenses	49.2	28.6	28.1	(1.6)	104.3

	6,015.1	1,762.9	28.1	(28.1)	7,778.0

Operating income	205.4	198.3	196.9	(196.9)	403.7
Interest and Other Financing Costs, net:
Interest expense, net	95.8	1.0	—	—	96.8
Intercompany interest, net	(62.3)	62.3	—	—	—

Interest and Other Financing Costs, net	33.5	63.3	—	—	96.8

Income before income taxes	171.9	135.0	196.9	(196.9)	306.9
Provision for Income Taxes	46.8	63.2	—	—	110.0

Net income	$125.1	$71.8	$196.9	$(196.9)	$196.9

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended July 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$167.5	$133.9	$8.8	$—	$310.2
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(145.4)	(81.5)	(0.1)	—	(227.0)
Disposals of property and equipment	10.0	3.5	—	—	13.5
Acquisitions of businesses, net of cash acquired	(63.9)	(44.6)	—	—	(108.5)
Other investing activities	8.2	10.5	—	—	18.7

Net cash used in investing activities	(191.1)	(112.1)	(0.1)	—	(303.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	380.8	—	—	—	380.8
Payment of long-term borrowings	(229.8)	(5.1)	—	—	(234.9)
Proceeds from issuance of common stock	—	—	31.0	—	31.0
Repurchase of stock	—	—	(147.1)	—	(147.1)
Payment of dividends	—	—	(30.3)	—	(30.3)
Other financing activities	(10.5)	—	1.1	—	(9.4)
Change in intercompany, net	(119.0)	(17.6)	136.6	—	—

Net cash provided by (used in) financing activities	21.5	(22.7)	(8.7)	—	(9.9)

Decrease in cash and cash equivalents	(2.1)	(0.9)	—	—	(3.0)
Cash and cash equivalents, beginning of period	33.8	11.4	0.1	—	45.3

Cash and cash equivalents, end of period	$31.7	$10.5	$0.1	$—	$42.3

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

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended July 1, 2005 and July 2, 2004 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended October 1, 2004. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our estimates, plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

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

Allowance for Doubtful Accounts

We encounter risks associated with sales and the collection of the associated accounts receivable. We record a provision for accounts receivable that are considered to be uncollectible. In order to calculate the appropriate provision, management analyzes the creditworthiness of specific customers and the aging of customer balances. Management also considers general and specific industry economic conditions, industry concentrations, such as exposure to the non-profit healthcare sector and the airline industry, and contractual rights and obligations.

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

RESULTS OF OPERATIONS

These tables present our sales and operating income, and related percentages attributable to each operating segment, for the three and nine months ended July 1, 2005 and July 2, 2004.

	Three Months Ended				Nine Months Ended
	July 1, 2005		July 2, 2004		July 1, 2005		July 2, 2004
Sales by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$1,815.3	65%	$1,752.2	68%	$5,297.5	65%	$5,085.8	67%
Food & Support Services - International	594.0	21%	475.6	18%	1,715.3	21%	1,366.6	18%
Uniform and Career Apparel - Rental	282.9	10%	262.3	10%	839.9	10%	778.5	10%
Uniform and Career Apparel - Direct Marketing	100.2	4%	104.8	4%	329.0	4%	340.4	5%

	$2,792.4	100%	$2,594.9	100%	$8,181.7	100%	$7,571.3	100%

	Three Months Ended				Nine Months Ended
	July 1, 2005		July 2, 2004		July 1, 2005		July 2, 2004
Operating Income by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$97.7	67%	$89.4	68%	$270.0	67%	$239.8	64%
Food & Support Services - International	21.2	15%	19.2	14%	60.1	15%	58.8	16%
Uniform and Career Apparel - Rental	31.3	22%	29.1	22%	91.3	22%	84.7	22%
Uniform and Career Apparel - Direct Marketing	2.6	2%	2.4	2%	12.1	3%	18.8	5%
Corporate	(8.9)	-6%	(8.1)	-6%	(29.7)	-7%	(25.5)	-7%

	$143.9	100%	$132.0	100%	$403.8	100%	$376.6	100%

Consolidated Overview

Sales of $2.8 billion for the fiscal 2005 third quarter and $8.2 billion for the nine-month period increased 8% over the respective prior year periods. Sales increased in both the three and nine-month periods in the two Food & Support Services segments and the Uniform and Career Apparel – Rental segment, while sales in the Uniform and Career Apparel – Direct Marketing segment were lower in both periods. Excluding the impact of acquisitions, divestitures and foreign currency translation, consolidated sales increased 4% for both the three and nine-month periods. Operating income was $143.9 million for the 2005 third quarter and $403.8 million for the nine-month period, an increase of 9% and 7%, respectively, compared to the prior year periods. Operating income for the 2005 nine-month period includes $9.7 million ($7.8 million net of tax) representing our share of the gain on a real estate sale by a 50%-owned equity affiliate. The 2005 nine-month period also includes a charge of $7.4 million ($4.8 million net of tax) which includes the effects of our decision to exit the West African oil services business and UK severance costs. Excluding acquisitions, divestitures and the impact of foreign currency translation, consolidated operating income increased 8% and 5% for the three and nine-month periods, respectively. Consolidated operating income margins were comparable during the periods.

Interest and other financing costs, net, for the three and nine-month periods of fiscal 2005 increased approximately $1.3 million and $4.4 million, respectively, from the prior year periods due to higher average borrowing levels and higher interest rates. The effective income tax rate for the fiscal 2005 nine-month period was 35.8% compared to 37.2% in fiscal 2004. Higher employment related tax credits and the tax effect related to the real estate sale gain were the principal factors resulting in a lower effective rate for the 2005 period.

Net income for the three and nine-months of fiscal 2005 was $71.4 million and $196.9 million, compared to $64.5 million and $178.5 million in the prior year periods, an increase of 11% and 10%, respectively. Third quarter 2005 diluted earnings per share were $0.38, on a weighted average share base of 188.1 million shares, an increase of 15% over the $0.33 per share reported last year on a share base of 193.8 million shares. For the nine-month periods, diluted earnings per share were $1.04 in 2005 and $0.92 in 2004 on a weighted average share base of 188.8 million and 194.2 million, respectively.

Segment Results

The following tables present a fiscal 2005/2004 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended				Nine Months Ended
	July 1, 2005	July 2, 2004	Change		July 1, 2005	July 2, 2004	Change
Sales by Segment			$	%			$	%
	(dollars in millions)
Food & Support Services - United States	$1,815.3	$1,752.2	$63.1	4%	$5,297.5	$5,085.8	$211.7	4%
Food & Support Services - International	594.0	475.6	118.4	25%	1,715.3	1,366.6	348.7	26%
Uniform and Career Apparel - Rental	282.9	262.3	20.6	8%	839.9	778.5	61.4	8%
Uniform and Career Apparel - Direct Marketing	100.2	104.8	(4.6)	-4%	329.0	340.4	(11.4)	-3%

	$2,792.4	$2,594.9	$197.5	8%	$8,181.7	$7,571.3	$610.4	8%

	Three Months Ended				Nine Months Ended
	July 1, 2005	July 2, 2004	Change		July 1, 2005	July 2, 2004	Change
Operating Income by Segment			$	%			$	%
	(dollars in millions)
Food & Support Services - United States	$97.7	$89.4	$8.3	9%	$270.0	$239.8	$30.2	13%
Food & Support Services - International	21.2	19.2	2.0	11%	60.1	58.8	1.3	2%
Uniform and Career Apparel - Rental	31.3	29.1	2.2	8%	91.3	84.7	6.6	8%
Uniform and Career Apparel - Direct Marketing	2.6	2.4	0.2	6%	12.1	18.8	(6.7)	-35%
Corporate	(8.9)	(8.1)	(0.8)	9%	(29.7)	(25.5)	(4.2)	17%

	$143.9	$132.0	$11.9	9%	$403.8	$376.6	$27.2	7%

Food and Support Services—United States Segment

Food and Support Services – United States segment sales for the three and nine-month periods increased 4% over the respective prior year periods due principally to increased volume (base business). The 2004/2005 nine-month comparison was affected by the cancellation of the National Hockey League season. The National Hockey League Collective Bargaining Agreement expired in September 2004 and on September 17, 2004 the owners of the NHL teams locked out the NHL players. Sales from NHL venues were approximately $73 million in the 2004 nine-month period. In July 2005, the NHL and the NHL Players’ Association announced they have reached an agreement which will be effective for the 2005/2006 hockey season.

For the 2005 third quarter, sales growth in the Business Services sector was in the mid single digits, driven primarily by base business growth. Sales growth in the Education sector was in the high single digits, also reflecting base business growth, and to a lesser extent, the positive effect of the timing of the Easter holiday. The Healthcare sector reported mid single digits sales growth due to base business growth and net new business. Sports & Entertainment sector sales declined approximately 7% as improved performance at convention centers and existing stadiums and arenas was more than offset by the loss of two Major League Baseball clients, a weaker concert schedule in our amphitheaters and the NHL lockout.

Segment operating income for the three and nine-month periods increased 9% and 13%, respectively, compared to the prior year. The 2005 nine-month period includes approximately $9.7 million representing our share of the gain from a real estate sale by a 50%-owned equity affiliate. Excluding the $9.7 million, operating income increased 9% for the nine-month period. Fiscal 2005 nine-month operating income increased despite the effect of the NHL lockout, due primarily to strong performances in the Education sector and the Healthcare sector, where prior year results were lowered by start-up costs at new accounts and high labor and material costs in the clinical equipment services business. The 2005 third quarter was also positively affected by improved Sports & Entertainment results, due principally to convention center growth and improved results at existing stadiums and arenas and our parks and resorts. Operating income margin for the 2005 third quarter was 5.4%, an increase of approximately 30 basis points as compared to the 2004 third quarter.

Food and Support Services—International Segment

Sales in the Food and Support Services – International segment for the three and nine-month periods increased 25% and 26% compared to the prior year due to foreign currency translation (approximately 7% and 8%, respectively), acquisitions (approximately 10% and 13%, respectively), net new accounts (approximately 1% and 1%, respectively), and increased volume (approximately 7% and 4%, respectively). In the 2005 third quarter, strong sales growth in Canada, Germany, Spain and Chile was offset by sales declines in the UK due to challenging trading conditions and lost business.

Segment operating income for the three and nine-month periods increased 11% and 2%, respectively, compared to the prior year, of which approximately 5% represented currency translation in both periods. The 2005 nine-month period includes a charge of $7.4 million representing the estimated cost of exiting the West African oil services business and a management separation charge in the UK. During the second quarter, the decision was made to cease operations in West Africa. This business has been operating at a loss and efforts to renegotiate a client contract have proved unsuccessful. We are working towards an orderly withdrawal and expect to exit the region before calendar year end. Provision has been made for the losses, principally asset write-offs, expected to be incurred during the withdrawal. For the 2005 three-month period, operating income increased $2.0 million to $21.2 million reflecting profit improvement in most major countries, offset by lower profits in the UK due to the challenging trading environment and lost business. The fiscal 2004 nine-month period includes currency transaction gains of approximately $0.8 million.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel – Rental segment sales increased 8% for the three and nine-month periods compared to the prior year periods. Organic sales growth, which excludes the effects of acquisitions and divestitures, was 5% in both periods. Growth in the sales of apparel and ancillary products to rental customers contributed to this performance.

Operating income increased 8% for both the three and nine-month periods due to increased sales, lower garment costs and a gain on the sale of a dormant property, partially offset by higher energy costs and labor-related expenses, new systems implementation costs and increased selling expense. Operating income margins were comparable during the periods.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel – Direct Marketing segment sales decreased 4% and 3%, respectively, for the three and nine-month periods as compared to the prior year periods. WearGuard-Crest continued to experience softness in the quick service restaurant channel and demand for safety products remained soft.

Segment operating income for the 2005 third quarter increased slightly to $2.6 million compared to $2.4 million in the prior year period. For the current nine-month period, operating income was $12.1 million compared to $18.8 million in the prior year period. Operating income has decreased due to lower sales volume and gross margin erosion at WearGuard-Crest. Margins have been negatively affected by the roll-out of a new program in the quick service restaurant channel. For the nine months, ongoing costs of the Gall’s investigation have also contributed to the lower income. We expect these conditions to continue for the remainder of 2005.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $8.9 million and $29.7 million for the three and nine-month periods of fiscal 2005, compared to $8.1 million and $25.5 million for the comparable prior year periods. Restricted stock unit expense and the increased costs of regulatory initiatives, specifically the costs of complying with Sarbanes-Oxley requirements, contributed to the increase.

OUTLOOK

Looking forward to the remainder of fiscal 2005, we expect the business environment in both the U.S. and Europe to remain competitive. We will continue to focus on improving operating results in our UK business, including our planned withdrawal from West Africa. We also expect the profit pressures being experienced by our Uniform and Career Apparel – Direct Marketing segment to continue. In the Uniform and Career Apparel – Rental segment, margins will continue to be pressured if energy costs remain at historically high levels.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities for the nine-month periods was $310 million in fiscal 2005 compared to $240 million in fiscal 2004, an increase of $70 million. The principal components (in millions) of the change were:

• Increase in net income and noncash charges	$12
• Increase in accounts receivable sale proceeds, due principally to increasing the size of the sale facility	31
• Reduced working capital requirements	14
• Other, net	13

$70

Although net income increased, net noncash charges (depreciation and deferred income taxes) decreased approximately $6.7 million for the nine-month period of fiscal 2005 compared to the prior year period, due to the lower deferred tax provision. A recent change in the tax depreciation rules is expected to reduce the annual tax depreciation deduction resulting in the lower deferred tax provision. The accounts receivable sale facility (see Note 8) was increased by $25.0 million in December 2004.

Total debt increased $143 million since October 1, 2004 due principally to normal seasonal working capital needs, stock repurchases and acquisition activities.

During the first nine months of fiscal 2005, the Company repurchased 5.2 million shares of Class B common stock at an aggregate cost of approximately $136.6 million, leaving approximately $88 million available for common stock repurchases under the existing Board authorization.

During the first nine months of fiscal 2005, the Company increased its ownership in its Irish food service affiliate from 45% to 90%, paying approximately $61 million in cash. The Company also acquired several regional uniform rental companies for a total of approximately $44 million in cash. These acquisitions were funded through borrowings under the revolving credit facilities.

During each of the first three quarters of fiscal 2005, the Company paid a cash dividend of $0.055 per share, which totaled $30.3 million. At its August 9, 2005 meeting, the Board of Directors declared a dividend in the amount of $0.055 per share, payable on September 8, 2005 to holders of record of the Company’s Class A and Class B common stock at the close of business on August 19, 2005.

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% guaranteed notes due June 1, 2012. Proceeds from the offering were used primarily to repay maturing obligations. At July 29, 2005, there was approximately $600 million of unused committed credit availability under our U.S. Credit Facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $150 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures, dividends and additional share repurchases and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of July 1, 2005, there was approximately $453 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of October 1, 2004.

	Payments Due by Period
Contractual Obligations as of October 1, 2004	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings	$1,827,405	$18,191	$830,764	$968,350	$10,100
Capital lease obligations	41,318	7,332	10,794	8,516	14,676
Operating leases	541,755	148,901	121,663	83,773	187,418
Purchase obligations (1)	161,543	129,720	17,743	7,585	6,495
Other long-term liabilities reflected on the balance sheet (2)	124,303	—	30,114	—	94,189

	$2,696,324	$304,144	$1,011,078	$1,068,224	$312,878

	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of October 1, 2004	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$60,869	$60,369	$500	$—	$—
Guarantees	8,992	8,992	—	—	—

	$69,861	$69,361	$500	$—	$—

(1)	Represents capital commitments in connection with several long-term concession contracts, client contract commitments and a commitment to increase our ownership in our Irish food and support venture.

(2)	Primarily represents certain unfunded employee retirement obligations and $30 million related to the Fine Host holdback (See Note 3 to the consolidated financial statements of our fiscal 2004 Annual Report on Form 10-K).

As noted above, debt levels have increased since October 1, 2004, and the Company increased its ownership in its Irish food service affiliate. The Company is also committed to increase its ownership in its Chilean subsidiary at a price to be determined based on future operating results of the subsidiary. Further, since October 1, 2004, the Company has issued letters of credit in support of insurance arrangements of $77.0 million, and was released from a debt guarantee of approximately $9.0 million. Other than those changes, through July 1, 2005, there has been no material change in the Company’s future obligations since October 1, 2004.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company amended the Receivables Facility during the first quarter of fiscal 2005 and increased the maximum sale amount from $200 million to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $189.2 million and $286.4 million at July 1, 2005 and October 1, 2004, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At July 1, 2005 and October 1, 2004, respectively, $187.8 million and $157.3 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $4.7 million and $2.1 million for the first nine months of fiscal 2005 and 2004, respectively, and is included in “Interest and other financing costs, net.”

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

On January 18 and 19, 2005, a New Jersey jury found various ARAMARK entities liable for approximately $30 million in compensatory damages and $75 million in punitive damages. The Company filed certain post-trial motions, which the trial court denied on March 18, 2005, and the Company appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the July 1, 2005 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect our current views as to future events and financial performance with respect to our operations. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “are confident,” “estimate,” “expect,” “will be,” “will continue,” “will likely result,” “project,” “intend,” “plan,” “believe” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance.

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of union organizing activities; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the risk that clients may become insolvent; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment, Federal and state employment and wage and hour laws and import and export controls and customs laws; dram shop litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of July 1, 2005, has not materially changed from October 1, 2004 (See Item 7A of the Annual Report on Form 10-K).

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

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

(Third Quarter 2005)

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (April 2, 2005 – April 29, 2005)	1,166	$26.69	0	$140,157,008
Month 2 (April 30, 2005 – May 27, 2005)	760,000	$25.63	760,000	$120,674,499
Month 3 (May 28, 2005 – July 1, 2005)	1,230,000	$26.60	1,230,000	$87,957,112

(1)	The numbers in this column include shares of the Company’s common stock surrendered by stock option holders to pay the exercise price of stock options as follows: 1,166 for Month 1, zero for Month 2 and zero for Month 3.

(2)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. On November 2, 2004, the Company announced the addition of $200 million to the repurchase program. The repurchase program will expire when all monies authorized for use in the program have been utilized.

ITEM 6.	EXHIBITS

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

August 10, 2005	/s/ JOHN M. LAFFERTY
John M. Lafferty
Senior Vice President, Controller and Chief Accounting Officer