Form 10-Q
period 2005-12-30
ARAMARK CORP/DE
filed 2006-02-08
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Class A common stock outstanding at January 27, 2006: 60,467,469 shares

Class B common stock outstanding at January 27, 2006: 120,154,943 shares

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	December 30, 2005	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$48,487	$56,066
Receivables	823,523	808,531
Inventories, at lower of cost or market	486,883	485,834
Prepayments and other current assets	97,968	92,796

Total current assets	1,456,861	1,443,227

Property and Equipment, net	1,187,683	1,211,454
Goodwill	1,682,267	1,682,749
Other Intangible Assets	262,674	274,584
Other Assets	561,960	545,086

	$5,151,445	$5,157,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$37,787	$46,363
Accounts payable	520,320	585,014
Accrued expenses and other current liabilities	746,253	887,303

Total current liabilities	1,304,360	1,518,680

Long-Term Borrowings	1,971,949	1,794,522
Deferred Income Taxes and Other Noncurrent Liabilities	496,725	518,434
Shareholders’ Equity:
Class A common stock, par value $.01	793	803
Class B common stock, par value $.01	1,492	1,475
Capital surplus	1,137,073	1,108,251
Earnings retained for use in the business	1,408,633	1,328,174
Accumulated other comprehensive income	13,029	11,307
Treasury stock	(1,182,609)	(1,124,546)

Total shareholders’ equity	1,378,411	1,325,464

	$5,151,445	$5,157,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	December 30, 2005	December 31, 2004
Sales	$2,925,928	$2,730,233

Costs and Expenses:
Cost of services provided	2,641,593	2,474,040
Depreciation and amortization	81,897	77,655
Selling and general corporate expenses	43,819	34,574

	2,767,309	2,586,269

Operating income	158,619	143,964
Interest and Other Financing Costs, net	34,089	31,275

Income before income taxes	124,530	112,689
Provision for Income Taxes	31,409	40,243

Net income	$93,121	$72,446

Earnings Per Share:
Basic	$0.51	$0.39
Diluted	$0.50	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended
	December 30, 2005	December 31, 2004
Cash flows from operating activities:
Net income	$93,121	$72,446
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	81,897	77,655
Income taxes deferred	(18,325)	(2,635)
Changes in noncash working capital	(218,794)	(244,949)
Net proceeds from sale of receivables	5,100	45,000
Other operating activities	2,435	(10,117)

Net cash used in operating activities	(54,566)	(62,600)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(64,153)	(71,092)
Disposals of property and equipment	6,863	4,957
Acquisition of certain businesses, net of cash acquired	(6,190)	(31,952)
Other investing activities	952	1,703

Net cash used in investing activities	(62,528)	(96,384)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	183,369	210,740
Payment of long-term borrowings	(12,502)	(2,081)
Proceeds from issuance of common stock	7,186	6,812
Repurchase of stock	(50,310)	(55,896)
Payment of dividends	(12,662)	(10,040)
Other financing activities	(5,566)	(1,526)

Net cash provided by financing activities	109,515	148,009

Decrease in cash and cash equivalents	(7,579)	(10,975)
Cash and cash equivalents, beginning of period	56,066	45,319

Cash and cash equivalents, end of period	$48,487	$34,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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

The Company made interest payments of $38.6 million and $34.6 million and income tax payments of $29.4 million and $29.1 million during the first three months of fiscal 2006 and 2005, respectively. Pension expense related to defined benefit plans was not material for the first three months of fiscal 2006 and 2005, respectively, and funding requirements for such plans will not be material for fiscal 2006.

(3)	COMPREHENSIVE INCOME:

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, changes in minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $94.8 million and $78.4 million for the three months ended December 30, 2005 and December 31, 2004 respectively.

(4)	CAPITAL STOCK:

During the first three months of fiscal 2006, 2.4 million options were granted to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first three months of fiscal 2006, employees, through stock option exercises, purchased approximately 0.7 million shares of common stock for $9.8 million, of which $0.6 million was satisfied through the exchange of previously-owned shares. Approximately $2.0 million of the consideration was received in early January 2006. Also, during the first three months of fiscal 2006, approximately 1.2 million Class A shares were converted to Class B shares.

During the first three months of fiscal 2006, the Company issued 0.5 million restricted stock units under the 2001 EIP, which vest ratably over four years. Compensation expense related to restricted stock unit grants is recognized ratably over the vesting period based on the fair value of the shares at date of grant, and totaled $1.5 million during the first three months of fiscal 2006.

During the first quarter of fiscal 2006, the Company repurchased 2.1 million shares of Class B common stock at an aggregate cost of approximately $57.5 million, leaving approximately $194 million available for common stock repurchases under the existing Board of Directors authorization.

During the first quarter of fiscal 2006, the Company paid a cash dividend of $0.07 per share, which totaled $12.7 million. At its February 7, 2006 meeting, the Board of Directors declared a dividend in the amount of $0.07 per share, payable on March 10, 2006 to holders of record of the Company’s Class A and Class B common stock at the close of business on February 17, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	SHARE-BASED COMPENSATION:

Effective October 1, 2005, the Company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to October 1, 2005, and amortization related to new awards granted after October 1, 2005.

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the “consolidated statements of cash flows.” SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the first quarter of 2006, $2.6 million of excess tax benefits were generated.

The Company has various share-based compensation programs, which include stock options and restricted stock units. As of December 30, 2005, the Company has reserved approximately 52.7 million shares of common stock for issuance, pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

The compensation cost charged against income in the first quarter of 2006 for share-based compensation programs was $6.6 million, before taxes of $2.5 million. The compensation cost recognized is classified as selling and general corporate expense in the consolidated income statement. No cost was capitalized during fiscal 2006.

Information on the valuation and accounting for the various programs is provided below.

Stock Options

Under various plans, executives, employees and outside directors receive awards of options to purchase common stock. The exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest ratably over four years, and remain exercisable for ten years from the date of grant. Options issued to directors are fully vested and exercisable immediately upon grant.

The fair value of options granted in the first quarter of 2006 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Expected volatility	20.0%
Expected dividend yield	1.1%
Expected life (in years)	6.25
Risk-free interest rate	4.4%-4.6%

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $6.89 per option.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	SHARE-BASED COMPENSATION (CONTINUED):

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	12,109	$21.35
Granted	2,425	25.36
Exercised	(666)	14.70
Forfeited/Cancelled	(160)	21.27

Outstanding at December 30, 2005 (weighted-average remaining term of 7.1 years)	13,708	$22.39	$73,907

Exercisable at December 30, 2005	6,550	$20.37	$48,534

The total intrinsic value of stock options exercised during the first quarter of 2006 was $8.0 million.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $5.0 million was charged to expense in the first quarter of fiscal 2006. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of December 30, 2005, there was approximately $48 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Cash received from option exercises during the first quarter of 2006 was $7.2 million. The total tax benefit generated from options granted prior to September 30, 2005, which were exercised during the first quarter of fiscal 2006, was approximately $2.6 million, which was credited to “capital surplus.”

Restricted Stock Units

The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

Since 2004, the Company has issued restricted stock units to certain employees. Participants are entitled to additional restricted stock units, with a value equivalent to any cash dividends. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	575	$25.59
Granted	512	$25.87
Vested	(100)	$25.01
Forfeited	(5)	$26.17

Nonvested at December 30, 2005	982	$25.79

The compensation cost charged against income in the first quarter of 2006 for restricted stock unit awards was $1.5 million, before taxes of $0.6 million. As of December 30, 2005, there was approximately $24 million of unrecognized compensation cost related to restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of approximately 3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	September 30, 2005	Acquisitions	Translation and Other	December 30, 2005
Food and Support Services – United States	$1,062,244	$—	$—	$1,062,244
Food and Support Services – International	277,455	—	(2,299)	275,156
Uniform and Career Apparel – Rental	233,631	1,817	—	235,448
Uniform and Career Apparel – Direct Marketing	109,419	—	—	109,419

	$1,682,749	$1,817	$(2,299)	$1,682,267

The goodwill addition during the first three months of fiscal 2006 reflects the acquisition of a regional uniform company. The Company’s pro forma results of operations for the first three months of fiscal 2006 and fiscal 2005 would not have been materially different than reported, assuming that this acquisition had occurred at the beginning of the respective fiscal periods.

Other intangible assets consist of (in thousands):

	December 30, 2005			September 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$517,780	$(255,489)	$262,291	$517,607	$(243,969)	$273,638
Other	18,944	(18,561)	383	19,195	(18,249)	946

	$536,724	$(274,050)	$262,674	$536,802	$(262,218)	$274,584

Other intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $1.5 million were acquired through business combinations during the first three months of fiscal 2006. Amortization of intangible assets for the first three months of fiscal 2006 was approximately $11.6 million. Amortization for the first three months of fiscal 2005 was approximately $12.0 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended
	December 30, 2005	December 31, 2004
	(in thousands, except per share data)
Earnings:
Net income	$93,121	$72,446

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	183,696	185,623
Impact of restricted stock units and potential exercise of stock options under the ARAMARK Ownership and Equity Incentive Plans	1,817	3,215

Total common shares used in diluted earnings per share calculation	185,513	188,838

Basic earnings per common share:	$0.51	$0.39

Diluted earnings per common share:	$0.50	$0.38

Options to purchase 2,425,499 shares were outstanding at December 30, 2005, but were not included in the computation of diluted earnings per common share, as the effect would have been antidilutive. Options to purchase 2,745,166 shares were outstanding at December 31, 2004, but were not included in the computation of diluted earnings per common share, as the effect would have been antidilutive.

Through fiscal 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense for stock options was recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three months ended December 31, 2004 would have been reduced to the following pro forma amounts (in thousands, except per share data):

Net income, as reported	$72,446
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	356
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,986)

Net income, pro forma	$68,816

Earnings per share
As reported:
Basic	$0.39

Diluted	$0.38

Pro forma:
Basic	$0.37

Diluted	$0.36

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” Derivative financial instruments, such as interest rate swaps and forward exchange contract agreements, are used to manage changes in market conditions related to debt obligations and foreign currency exposures. All derivatives are recognized on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s derivative agreements are generally major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

As of December 30, 2005, the Company had $300 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $100 million of swap agreements designated as fair-value hedging instruments. There were no material forward exchange contract agreements outstanding as of December 30, 2005. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first three months of fiscal 2006 and 2005, respectively, a credit of approximately $2.0 million (net of tax) and a charge of approximately $1.0 million (net of tax) related to interest rate swaps were recorded in comprehensive income. As of December 30, 2005, approximately $2.4 million of net unrealized gains and $3.3 million of realized losses related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of December 30, 2005, approximately $3.0 million has been included in “Other Non-current Liabilities,” with an offsetting decrease in “Long-term borrowings” in the consolidated balance sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first three months of fiscal 2006 and 2005 was not material.

During October 2005, the Company terminated $200 million of pay floating /receive fixed interest rate swaps designated as fair value hedges. The realized loss of approximately $6.5 million has been deferred and will be amortized to interest expense over the remaining life of the bonds due in February 2008.

During November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of December 30, 2005, the Company has contracts for approximately 331,000 MMBtu’s outstanding for the remainder of fiscal 2006. The contracts, designated as cash flow hedging instruments, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the natural gas swap agreements are included in cost of services provided and were not material for the first three months of fiscal 2006. As of December 30, 2005, an unrecognized loss of approximately $0.3 million is recorded in “Accumulated other comprehensive income.” There was no hedge ineffectiveness for the first three months of fiscal 2006.

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $269.1 million and $291.9 million at December 30, 2005 and September 30, 2005, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS RECEIVABLE SECURITIZATION (CONTINUED):

Statement No. 125.” At December 30, 2005 and September 30, 2005, respectively, $195.0 million and $189.8 million of accounts receivable were sold and removed from the condensed consolidated balance sheet. The loss on the sale of receivables was $2.5 million and $1.2 million for the first three months of fiscal 2006 and 2005, respectively, and is included in “Interest and other financing costs, net.”

(10)	SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended
Sales	December 30, 2005	December 31, 2004
	(in thousands)
Food and Support Services - United States	$1,882,447	$1,776,531
Food and Support Services - International	623,158	552,010
Uniform and Career Apparel - Rental	295,721	276,174
Uniform and Career Apparel - Direct Marketing	124,602	125,518

	$2,925,928	$2,730,233

	Three Months Ended
Operating Income	December 30, 2005	December 31, 2004
	(in thousands)
Food and Support Services - United States	$110,223	$94,674
Food and Support Services - International	24,632	21,141
Uniform and Career Apparel - Rental	33,116	30,626
Uniform and Career Apparel - Direct Marketing	6,985	8,310

	174,956	154,751
Corporate	(16,337)	(10,787)

Operating Income	158,619	143,964
Interest Expense, net	34,089	31,275

Income Before Income Taxes	$124,530	$112,689

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

Fiscal 2006 operating income for the U.S. Food and Support segment includes approximately $3.7 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina.

The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the Food and Support Services—United States segment results for the 2005 quarter do not include operating results from NHL venues. In July 2005, the NHL and the NHL Players’ Association announced an agreement which is effective for the 2005/2006 hockey season, and segment results for the 2006 quarter include operating results from NHL venues.

The increase in 2006 Corporate expenses reflects the expensing of stock options, which commenced in the first quarter of fiscal 2006 in connection with the adoption of SFAS No. 123R, “Accounting for Stock-Based Compensation.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	NEW ACCOUNTING PRONOUNCEMENTS:

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

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $68.7 million at December 30, 2005 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at December 30, 2005.

During the first quarter of fiscal 2006, the Company reduced the provision for income taxes by approximately $14.9 million, based upon the settlement of certain of its open tax years.

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the December 30, 2005 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of December 30, 2005. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 30, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$42.6	$5.9	$—	$—	$48.5
Receivables	592.3	229.2	2.0	—	823.5
Inventories, at lower of cost or market	129.5	357.4	—	—	486.9
Prepayments and other current assets	72.0	25.4	0.5	—	97.9

Total current assets	836.4	617.9	2.5	—	1,456.8

Property and Equipment, net	435.3	750.0	2.4	—	1,187.7
Goodwill	1,146.4	535.9	—	—	1,682.3
Intercompany Receivables	1,771.8	—	—	(1,771.8)	—
Investment in Subsidiaries	—	—	3,190.7	(3,190.7)	—
Other Intangible Assets	209.6	53.1	—	—	262.7
Other Assets	336.0	223.4	2.5	—	561.9

	$4,735.5	$2,180.3	$3,198.1	$(4,962.5)	$5,151.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$27.0	$10.8	$—	$—	$37.8
Accounts payable	426.5	78.5	15.3	—	520.3
Accrued expenses and other liabilities	549.8	188.3	8.2	—	746.3

Total current liabilities	1,003.3	277.6	23.5	—	1,304.4

Long-Term Borrowings	1,948.6	23.3	—	—	1,971.9
Deferred Income Taxes and Other Noncurrent Liabilities	240.4	231.9	24.4	—	496.7
Intercompany Payable	454.5	(454.5)	1,771.8	(1,771.8)	—
Shareholders’ Equity	1,088.7	2,102.0	1,378.4	(3,190.7)	1,378.4

	$4,735.5	$2,180.3	$3,198.1	$(4,962.5)	$5,151.4

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 30, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,235.9	$690.0	$—	$—	$2,925.9
Equity in Net Income of Subsidiaries	—	—	93.1	(93.1)	—
Management Fee Income	—	—	15.6	(15.6)	—

	2,235.9	690.0	108.7	(108.7)	2,925.9
Costs and Expenses:
Cost of services provided	2,078.2	579.3	—	(15.9)	2,641.6
Depreciation and amortization	49.5	32.4	—	—	81.9
Selling and general corporate expenses	17.9	10.0	15.6	0.3	43.8

	2,145.6	621.7	15.6	(15.6)	2,767.3

Operating income	90.3	68.3	93.1	(93.1)	158.6
Interest and Other Financing Costs, net:
Interest expense, net	33.7	0.4	—	—	34.1
Intercompany interest, net	(14.9)	14.9	—	—	—

Interest and Other Financing Costs, net	18.8	15.3	—	—	34.1

Income before income taxes	71.5	53.0	93.1	(93.1)	124.5
Provision for Income Taxes	15.7	15.7	—	—	31.4

Net income	$55.8	$37.3	$93.1	$(93.1)	$93.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 31, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,099.3	$630.9	$—	$—	$2,730.2
Equity in Net Income of Subsidiaries	—	—	72.4	(72.4)	—
Management Fee Income	—	—	9.8	(9.8)	—

	2,099.3	630.9	82.2	(82.2)	2,730.2
Costs and Expenses:
Cost of services provided	1,955.6	528.6	—	(10.1)	2,474.1
Depreciation and amortization	46.5	31.1	—	—	77.6
Selling and general corporate expenses	16.1	8.4	9.8	0.3	34.6

	2,018.2	568.1	9.8	(9.8)	2,586.3

Operating income	81.1	62.8	72.4	(72.4)	143.9
Interest and Other Financing Costs, net:
Interest expense, net	31.0	0.3	—	—	31.3
Intercompany interest, net	(20.8)	20.8	—	—	—

Interest and Other Financing Costs, net	10.2	21.1	—	—	31.3

Income before income taxes	70.9	41.7	72.4	(72.4)	112.6
Provision for Income Taxes	23.5	16.7	—	—	40.2

Net income	$47.4	$25.0	$72.4	$(72.4)	$72.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 30, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(49.7)	$(17.5)	$12.6	$—	$(54.6)
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(51.5)	(12.5)	(0.2)	—	(64.2)
Disposals of property and equipment	3.0	3.9	—	—	6.9
Acquisitions of businesses, net of cash acquired	(2.7)	(3.5)	—	—	(6.2)
Other investing activities	1.0	—	—	—	1.0

Net cash used in investing activities	(50.2)	(12.1)	(0.2)	—	(62.5)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	183.4	—	—	—	183.4
Payment of long-term borrowings	(9.8)	(2.7)	—	—	(12.5)
Proceeds from issuance of common stock	—	—	7.2	—	7.2
Repurchase of stock	—	—	(50.3)	—	(50.3)
Payment of dividends	—	—	(12.7)	—	(12.7)
Other financing activities	(8.2)	—	2.6	—	(5.6)
Change in intercompany, net	(69.8)	29.0	40.8	—	—

Net cash provided by (used in) financing activities	95.6	26.3	(12.4)	—	109.5

Decrease in cash and cash equivalents	(4.3)	(3.3)	—	—	(7.6)
Cash and cash equivalents, beginning of period	46.9	9.2	—	—	56.1

Cash and cash equivalents, end of period	$42.6	$5.9	$—	$—	$48.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 31, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(47.3)	$(38.5)	$23.2	$—	$(62.6)
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(42.2)	(28.9)	—	—	(71.1)
Disposals of property and equipment	3.7	1.3	—	—	5.0
Acquisitions of businesses, net of cash acquired	(0.4)	(31.6)	—	—	(32.0)
Other investing activities	(0.2)	1.9	—	—	1.7

Net cash used in investing activities	(39.1)	(57.3)	—	—	(96.4)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	211.0	(0.3)	—	—	210.7
Payment of long-term borrowings	(1.4)	(0.7)	—	—	(2.1)
Proceeds from issuance of common stock	—	—	6.8	—	6.8
Repurchase of stock	—	—	(55.9)	—	(55.9)
Payment of dividends	—	—	(10.0)	—	(10.0)
Other financing activities	(1.5)	—	—	—	(1.5)
Change in intercompany, net	(127.9)	92.0	35.9	—	—

Net cash provided by (used in) financing activities	80.2	91.0	(23.2)	—	148.0

Decrease in cash and cash equivalents	(6.2)	(4.8)	—	—	(11.0)
Cash and cash equivalents, beginning of period	33.8	11.4	0.1	—	45.3

Cash and cash equivalents, end of period	$27.6	$6.6	$0.1	$—	$34.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three months ended December 30, 2005 and December 31, 2004 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended September 30, 2005. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our assumptions, judgments and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the amount of deferred income taxes take into account estimates of the amount of future taxable income, and actual operating results in future years could render our current assumptions, judgments and estimates inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

Share-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123R. Information regarding the application of SFAS No. 123R to our financial statements is contained in Note 5 to our condensed consolidated financial statements. In adopting SFAS 123R, we applied the modified prospective transition method and therefore have not restated prior periods.

Upon adoption of SFAS 123R, we elected to value our employee stock options using the Black-Scholes option valuation method that uses the assumptions described in our financial statements. These assumptions relate to the expected volatility of our stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was calculated using the simplified method permitted under Staff Accounting Bulletin No. 107. We used historical volatility in deriving the expected volatility assumption. The selection of the historical, rather than the implied, volatility approach was based upon the paucity of relevant information relating to traded options on our stock. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date. The dividend yield assumption is based on our history of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statement of income for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Management believes that the accounting estimate related to the expense of stock options is a critical accounting estimate because the underlying assumptions can change from time to time and, as a result, the compensation expense that we record in future periods under SFAS 123R may differ significantly from what we have recorded in the current period with respect to similar instruments.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

These tables present our sales and operating income, and related percentages attributable to each operating segment, for the three months ended December 30, 2005 and December 31, 2004.

	Three Months Ended
	December 30, 2005		December 31, 2004
Sales by Segment	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$1,882.4	65%	$1,776.5	65%
Food & Support Services - International	623.2	21%	552.0	20%
Uniform and Career Apparel - Rental	295.7	10%	276.2	10%
Uniform and Career Apparel - Direct Marketing	124.6	4%	125.5	5%

	$2,925.9	100%	$2,730.2	100%

	Three Months Ended
	December 30, 2005		December 31, 2004
Operating Income	$	%	$	%
	(dollars in millions)
Food & Support Services - United States	$110.2	69%	$94.7	66%
Food & Support Services - International	24.6	16%	21.2	15%
Uniform and Career Apparel - Rental	33.1	21%	30.6	21%
Uniform and Career Apparel - Direct Marketing	7.0	4%	8.3	6%

	174.9	110%	154.8	108%
Corporate	(16.3)	-10%	(10.8)	-8%

	$158.6	100%	$144.0	100%

Consolidated Overview

Sales for the first quarter of fiscal 2006 were $2.9 billion, an increase of 7% over the fiscal 2005 quarter. Excluding the impact of acquisitions, divestitures and foreign currency translation, consolidated sales increased 6% compared to the prior year first quarter. Operating income for the first quarter of fiscal 2006 was $158.6 million, an increase of 10% compared to the prior year. While the effect of acquisitions, divestitures and currency translation was not significant, fiscal 2006 operating income includes a charge of approximately $5.0 million for stock option expense. The consolidated operating income margin was 5.4% for the first quarter of fiscal 2006 compared to 5.3% in the first quarter of the prior year.

Interest and other financing costs, net, for the fiscal 2006 first quarter increased approximately $2.8 million from the prior year quarter due principally to higher year-over-year interest rates. Fiscal 2006 includes a reduction in the provision for income taxes of $14.9 million ($0.08 per share), based upon the settlement of certain open tax years, which resulted in the lower effective income tax rate for the fiscal 2006 quarter.

Net income for the first quarter of fiscal 2006 was $93.1 million and diluted earnings per share were $0.50. Excluding the tax adjustment described above, net income would have been $78.2 million, an increase of 8% over the prior year quarter, and earnings per share would have been $0.42, an increase of 11% over the prior year quarter. The weighted average share base was 185.5 million shares in 2006 compared to 188.8 million shares in the prior year quarter.

Segment Results

The following tables present a fiscal 2006/2005 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended
	December 30, 2005	December 31, 2004	Change
Sales by Segment			$	%
	(dollars in millions)
Food & Support Services - United States	$1,882.4	$1,776.5	$105.9	6%
Food & Support Services - International	623.2	552.0	71.2	13%
Uniform and Career Apparel - Rental	295.7	276.2	19.5	7%
Uniform and Career Apparel - Direct Marketing	124.6	125.5	(0.9)	-1%

	$2,925.9	$2,730.2	$195.7	7%

	Three Months Ended
	December 30, 2005	December 31, 2004	Change
Operating Income by Segment			$	%
	(dollars in millions)
Food & Support Services - United States	$110.2	$94.7	$15.5	16%
Food & Support Services - International	24.6	21.2	3.4	17%
Uniform and Career Apparel - Rental	33.1	30.6	2.5	8%
Uniform and Career Apparel - Direct Marketing	7.0	8.3	(1.3)	-16%
Corporate	(16.3)	(10.8)	(5.5)	-51%

	$158.6	$144.0	$14.6	10%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the first quarter of fiscal 2006 increased 6% over the prior year first quarter due principally to base business growth. Sales growth in the Business Services sector was in the mid single digits, resulting from growth in the Corrections and Refreshment Services businesses. Business dining services sales were flat compared to the prior year. The Education sector experienced high single digit sales growth as a result of base business growth. The Healthcare sector reported flat sales due to the impact of lost business and the continued shift towards more management fee-type business. The Sports & Entertainment sector experienced mid-teen sales growth driven principally by the return of hockey and solid performance from basketball, despite the lingering impact of the hurricanes on our Convention Center business. The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the Food and Support Services—United States segment results for the 2005 quarter did not include operating results from NHL venues. In July 2005, the NHL and the NHL Players’ Association announced an agreement which is effective for the 2005/2006 hockey season, and segment results for the 2006 quarter include operating results from NHL venues.

Segment operating income increased 16% to $110.2 million in the current quarter reflecting higher sales volume, particularly sales at NHL venues, and the recognition of approximately $3.7 million of insurance proceeds related to Hurricane Katrina. The operating income margin was 5.9% compared to 5.3% in the prior year quarter.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2006 increased 13% over the prior year due to acquisitions (approximately 9%), base business growth (approximately 5%) and net new accounts (approximately 2%), which were partially offset by the impact of foreign currency translation (approximately -3%). Sales growth in Canada, Germany and Chile were the primary contributors to this increase.

Operating income in this segment increased 17% compared to the prior year with acquisitions contributing approximately 6% of the growth. Improved profit performance in the UK and sales-driven profit increases in Germany and Canada were the principal drivers of change. Operating income margin improved to 4.0%.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales for the first quarter of fiscal 2006 increased 7% over the prior year quarter. Excluding acquisitions, sales increased 6%, with approximately 6% due to net new business and approximately 2% from price increases, offset by an approximate 2% decline in base business.

Operating income increased 8% from the prior year quarter, as increased sales and lower garment costs offset significantly increased energy costs. Operating income margin increased to 11.2%.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales decreased 1% from the prior year to $125 million, as an increase in workwear and quickservice restaurant demand at WearGuard-Crest was offset by softness in the healthcare channel and lower sales at Galls.

Operating income was $7 million compared to $8.3 million for the prior year quarter due primarily to reduced volume and margin erosion at Galls.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $16.3 million in the first quarter of fiscal 2006 compared to $10.8 million in the prior year first quarter. The increase was due principally to the expensing of stock options, which commenced in the first quarter of fiscal 2006 in connection with the adoption of SFAS No. 123R, “Accounting for Stock-Based Compensation.”

OUTLOOK

Looking forward for the balance of the fiscal year, we expect energy prices to continue to pressure operating margin, particularly in the Uniform Rental business. We also expect the Direct Marketing segment to continue to be affected by lower than historical sales growth and margin pressure. The resumption of NHL hockey should continue to have a positive effect on operating results in the U.S. Food and Support segment. Finally, we expect interest expense to remain at levels higher than last year based on higher interest rate levels.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the condensed consolidated statements of cash flows will facilitate understanding of the discussion that follows. Cash used in operating activities was $55 million in the fiscal 2006 quarter compared to a use of cash of $63 million in the prior year quarter. The principal components (in millions) of the net change were–

• Increase in net income and noncash charges, including stock compensation expense	$16
• Reduction in accounts receivable sale proceeds	(40)
• Reduced working capital requirements	26
• Other, net	6

$8

Accounts receivable proceeds in the prior year quarter were higher than normal as a result of the December 2004 amendment increasing the size of the facility. Reduced working capital requirements in the current year quarter resulted principally from the timing of vendor payments.

Total debt increased $169 million during the quarter due principally to the normal seasonal working capital needs and stock repurchases.

During the first quarter of fiscal 2006, the Company repurchased 2.1 million shares of Class B common stock at an aggregate cost of approximately $57.5 million, leaving approximately $194 million available for common stock repurchases under the existing Board of Directors authorization.

During the first quarter of fiscal 2006, the Company paid a cash dividend of $0.07 per share, which totaled $12.7 million. At its February 7, 2006 meeting, the Board of Directors declared a dividend in the amount of $0.07 per share, payable on March 10, 2006 to holders of record of the Company’s Class A and Class B common stock at the close of business on February 17, 2006.

At January 27, 2006, there was approximately $615 million of unused committed credit availability under our U.S. Credit Facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $150 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures, dividends and additional share repurchases and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of December 30, 2005, there was approximately $476 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 30, 2005.

	Payments Due by Period
Contractual Obligations as of September 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings	$1,792,686	$33,948	$827,245	$676,522	$254,971
Capital lease obligations	48,199	12,415	17,395	11,197	7,192
Operating leases	576,170	157,103	133,115	98,657	187,295
Purchase obligations (1)	189,440	113,043	43,977	12,988	19,432
Other long-term liabilities reflected on the balance sheet (2)	103,216	9,000	—	—	94,216

	$2,709,711	$325,509	$1,021,732	$799,364	$563,106

Other Commercial Commitments as of September 30, 2005	Total Amounts Committed	Amount of Commitment Expiration Per Period
		Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$134,797	$134,797	$—	$—	$—
Guarantees	—	—	—	—	—

	$134,797	$134,797	$—	$—	$—

(1)	Represents capital commitments in connection with several long-term concession contracts, client contract commitments and commitments to increase our ownership in our Chilean and Irish subsidiaries.

(2)	Includes certain unfunded employee retirement obligations.

In January 2006, the Company exercised its purchase right to acquire an additional 29% ownership interest in its Chilean subsidiary for approximately $29 million. Debt levels have increased during the quarter and the Company issued letters of credit in support of insurance arrangements of approximately $65 million. Other than these changes, since September 30, 2005, there has been no material change in the Company’s future obligations.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $269.1 million and $291.9 million at December 30, 2005 and September 30, 2005, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities–a Replacement of FASB Statement No. 125.” At December 30, 2005 and September 30, 2005, respectively, $195.0 million and $189.8 million of accounts receivable were sold and removed from the condensed consolidated balance sheet.

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the December 30, 2005 consolidated balance sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

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

Effective October 1, 2005, the Company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to October 1, 2005, and amortization related to new awards granted after October 1, 2005.

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the “consolidated statements of cash flows.” SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized be classified as financing cash flows. For the first quarter of 2006, $2.6 million of excess tax benefits were generated.

The Company has various share-based compensation programs, which include stock options and restricted stock units. As of December 30, 2005, the Company has reserved approximately 52.7 million shares of common stock for issuance, pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

The compensation cost charged against income in the first quarter of 2006 for share-based compensation programs was $6.6 million, before taxes of $2.5 million. The compensation cost recognized is classified as selling and general corporate expense in the consolidated income statement. No cost was capitalized during fiscal 2006.

Information on the valuation and accounting for the various programs is provided below.

Stock Options

Under various plans, executives, employees and outside directors receive awards of options to purchase common stock. The exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest ratably over four years, and remain exercisable for ten years from the date of grant. Options issued to directors are fully vested and exercisable immediately upon grant.

The fair value of options granted in the first quarter of 2006 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Expected volatility	20.0%
Expected dividend yield	1.1%
Expected life (in years)	6.25
Risk-free interest rate	4.4%-4.6%

The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $6.89 per option.

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	12,109	$21.35
Granted	2,425	25.36
Exercised	(666)	14.70
Forfeited/Cancelled	(160)	21.27

Outstanding at December 30, 2005 (weighted-average remaining term of 7.1 years)	13,708	$22.39	$73,907

Exercisable at December 30, 2005	6,550	$20.37	$48,534

The total intrinsic value of stock options exercised during the first quarter of 2006 was $8.0 million.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $5.0 million was charged to expense in the first quarter of fiscal 2006. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of December 30, 2005, there was approximately $48 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Cash received from option exercises during the first quarter of 2006 was $7.2 million. The total tax benefit generated from options granted prior to September 30, 2005, which were exercised during the first quarter of fiscal 2006, was approximately $2.6 million, which was credited to “capital surplus.”

Restricted Stock Units

The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

Since 2004, the Company has issued restricted stock units to certain employees. Participants are entitled to additional restricted stock units, with a value equivalent to any cash dividends. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	575	$25.59
Granted	512	$25.87
Vested	(100)	$25.01
Forfeited	(5)	$26.17

Nonvested at December 30, 2005	982	$25.79

The compensation cost charged against income in the first quarter of 2006 for restricted stock unit awards was $1.5 million, before taxes of $0.6 million. As of December 30, 2005, there was approximately $24 million of unrecognized compensation cost related to restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of approximately 3 years.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of December 30, 2005, has not materially changed from September 30, 2005 (See Item 7A of the Annual Report on Form 10-K).

During November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of December 30, 2005, the Company has contracts for approximately 331,000 MMBtu’s outstanding for the remainder of fiscal 2006. As of December 30, 2005, the fair value of such agreements was approximately $0.3 million.

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

On July 21, 2004, agents of the United States Department of Commerce, among others, executed a search warrant at the Lexington, Kentucky facilities of Galls, a division of the Company, to gather records in connection with record keeping and documentation of certain export sales. In the Fall of 2004, the Company also provided records in response to grand jury subpoenas. See Risk Factor “If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits and other liabilities and restrictions on our operations that could significantly and adversely affect our business” in our Annual Report on Form 10-K.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

(First Quarter 2006)

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (October 1, 2005 – October 28, 2005)	0	N/A	0	$51,560,541
Month 2 (October 29, 2005 – November 25, 2005)	404,419	$26.76	400,000	$240,853,811
Month 3 (November 26, 2005 – December 30, 2005)	1,754,030	$26.88	1,739,900	$194,053,705

(1)	The numbers in this column include shares of the Company’s common stock surrendered by stock option holders to pay the exercise price of stock options as follows: zero for Month 1, 4,419 for Month 2 and 14,130 for Month 3.

(2)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. On November 2, 2004, the Company announced the addition of $200 million to the repurchase program. On November 15, 2005, the Company announced an addition of another $200 million to the repurchase program. The repurchase program will expire when all monies authorized for use in the program have been utilized.

ITEM 6.	EXHIBITS

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 8, 2006	/s/ John M. Lafferty
John M. Lafferty
Senior Vice President, Controller and Chief Accounting Officer