Form 10-Q
period 2006-03-31
ARAMARK CORP/DE
filed 2006-05-10
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Class A common stock outstanding at April 28, 2006: 58,116,549 shares

Class B common stock outstanding at April 28, 2006: 121,287,341 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	March 31, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$55,964	$56,066
Receivables	807,519	808,531
Inventories, at lower of cost or market	484,346	485,834
Prepayments and other current assets	112,803	92,796

Total current assets	1,460,632	1,443,227

Property and Equipment, net	1,172,116	1,211,454
Goodwill	1,701,770	1,682,749
Other Intangible Assets	264,292	274,584
Other Assets	574,415	545,086

	$5,173,225	$5,157,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$27,034	$46,363
Accounts payable	555,906	585,014
Accrued expenses and other current liabilities	807,348	887,303

Total current liabilities	1,390,288	1,518,680

Long-Term Borrowings	1,876,087	1,794,522
Deferred Income Taxes and Other Noncurrent Liabilities	493,067	518,434
Shareholders’ Equity:
Class A common stock, par value $.01	774	803
Class B common stock, par value $.01	1,531	1,475
Capital surplus	1,176,854	1,108,251
Earnings retained for use in the business	1,454,656	1,328,174
Accumulated other comprehensive income	22,135	11,307
Treasury stock	(1,242,167)	(1,124,546)

Total shareholders’ equity	1,413,783	1,325,464

	$5,173,225	$5,157,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
Sales	$2,829,495	$2,659,142	$5,755,423	$5,389,375

Costs and Expenses:
Cost of services provided	2,580,379	2,428,549	5,221,972	4,902,589
Depreciation and amortization	83,614	78,897	165,511	156,552
Selling and general corporate expenses	41,913	35,814	85,732	70,388

	2,705,906	2,543,260	5,473,215	5,129,529

Operating income	123,589	115,882	282,208	259,846
Interest and Other Financing Costs, net	35,072	33,360	69,161	64,635

Income before income taxes	88,517	82,522	213,047	195,211
Provision for Income Taxes	29,886	29,428	61,295	69,671

Net income	$58,631	$53,094	$151,752	$125,540

Earnings Per Share:
Basic	$0.32	$0.28	$0.83	$0.67
Diluted	$0.32	$0.28	$0.82	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Six Months Ended
	March 31, 2006	April 1, 2005
Cash flows from operating activities:
Net income	$151,752	$125,540
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,511	156,552
Income taxes deferred	(19,205)	(3,370)
Changes in noncash working capital	(130,672)	(121,817)
Net proceeds from sale of receivables	15,300	36,000
Other operating activities	1,049	(17,814)

Net cash provided by operating activities	183,735	175,091

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(142,526)	(150,358)
Disposals of property and equipment	39,722	7,705
Acquisition of certain businesses, net of cash acquired	(37,186)	(102,541)
Other investing activities	3,697	19,909

Net cash used in investing activities	(136,293)	(225,285)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	76,672	148,743
Payment of long-term borrowings	(22,314)	(5,253)
Proceeds from issuance of common stock	30,142	28,315
Repurchase of stock	(108,460)	(94,642)
Payment of dividends	(25,270)	(20,216)
Other financing activities	1,686	(2,603)

Net cash provided by (used in) financing activities	(47,544)	54,344

Increase (decrease) in cash and cash equivalents	(102)	4,150
Cash and cash equivalents, beginning of period	56,066	45,319

Cash and cash equivalents, end of period	$55,964	$49,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period balances have been reclassified to conform to the current period classification. The effect of such reclassifications was not material. In the opinion of the Company, the statements include all adjustments (which include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of our business activities and the possibility of changes in general economic conditions.

(2)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of $71.0 million and $63.5 million and income tax payments of $83.8 million and $51.0 million during the first six months of fiscal 2006 and 2005, respectively. Pension expense related to defined benefit plans was not material for the first three and six month periods of fiscal 2006 and 2005, respectively, and funding requirements for such plans will not be material for fiscal 2006.

Cash flow from other investing activities in the first six months of fiscal 2005 includes approximately $14.1 million representing a special distribution of proceeds from a real estate sale by 50%-owned equity affiliate.

(3)	COMPREHENSIVE INCOME:

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, changes in minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $67.7 and $162.6 for the three and six months ended March 31, 2006, respectively, and $57.6 million and $136.0 million for the three and six months ended April 1, 2005, respectively.

(4)	CAPITAL STOCK:

During the first six months of fiscal 2006, 2.6 million options were granted to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first six months of fiscal 2006, employees, through stock option exercises, purchased approximately 2.4 million shares of common stock for $34.3 million, of which $4.2 million was satisfied through the exchange of previously-owned shares. Also, during the first six months of fiscal 2006, approximately 3.6 million Class A shares were converted to Class B shares.

During the first six months of fiscal 2006, the Company issued 0.5 million restricted stock units under the 2001 EIP, which vest ratably over four years. Compensation expense related to restricted stock unit grants is recognized ratably over the vesting period based on the fair value of the shares at date of grant, and totaled $3.0 million during the first six months of fiscal 2006.

During the first six months of fiscal 2006, the Company repurchased 4.1 million shares of Class B common stock at an aggregate cost of approximately $113.4 million, leaving approximately $138.1 million available for common stock repurchases under the existing Board of Directors authorization.

During each of the first two quarters of fiscal 2006, the Company paid a cash dividend of $0.07 per share, which totaled $25.3 million for the first six months of fiscal 2006. At its May 9, 2006 meeting, the Board of Directors declared a dividend in the amount of $0.07 per share, payable on June 9, 2006 to holders of record of the Company’s Class A and Class B common stock at the close of business on May 19, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	SHARE-BASED COMPENSATION:

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in fiscal 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to October 1, 2005, and amortization related to new awards granted on or after October 1, 2005.

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the first six months of fiscal 2006, $10.7 million of tax benefits were included in “Other financing activities.”

The Company has various share-based compensation programs, which include stock options and restricted stock units. As of March 31, 2006, the Company has reserved approximately 55.7 million shares of common stock for issuance pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

The compensation cost charged against income in the three and six months ended March 31, 2006 for share-based compensation programs was $5.6 million, before taxes of $2.1 million, and $12.2 million, before taxes of $4.7 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Income. No cost was capitalized during fiscal 2006.

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

The fair value of options granted was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Fiscal 2006
Expected volatility	20.00%
Expected dividend yield	1.10%
Expected life (in years)	6.25
Risk-free interest rate	4.35% - 4.82%

The weighted-average grant-date fair value of options granted during the first six months of fiscal 2006 was $6.94 per option.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	SHARE-BASED COMPENSATION (CONTINUED):

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	12,109	$21.35
Granted	2,558	25.52
Exercised	(2,394)	14.34
Forfeited/Cancelled	(565)	17.66

Outstanding at March 31, 2006 (weighted-average remaining term of 7.7 years)	11,708	$23.88	$66,323

Exercisable at March 31, 2006	5,021	$23.47	$30,480

The total intrinsic value of stock options exercised during the first six months of fiscal 2006 was $30.3 million.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $4.1 million and $9.1 million was charged to expense during the three and six months ended March 31, 2006, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of March 31, 2006, there was approximately $46 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Cash received from option exercises during the first six months of fiscal 2006 was $30.1 million. The total tax benefit generated from options granted prior to October 1, 2005, which were exercised during the first six months of fiscal 2006, was approximately $10.6 million, which was credited to “Capital surplus.”

Restricted Stock Units

The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

Since fiscal 2004, the Company has issued restricted stock units to certain employees. Participants are entitled to additional restricted stock units, with a value equivalent to any cash dividends. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	575	$25.59
Granted	524	$25.92
Vested	(146)	$25.48
Forfeited	(39)	$25.92

Nonvested at March 31, 2006	914	$25.78

The compensation cost charged against income during the three and six months ended March 31, 2006 for restricted stock unit awards was approximately $1.5 million and $3.0 million, respectively. As of March 31, 2006, there was approximately $23 million of unrecognized compensation cost related to restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of approximately 3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	September 30, 2005	Acquisitions	Translation and Other	March 31, 2006
Food and Support Services – United States	$1,062,244	$698	$—	$1,062,942
Food and Support Services – International	277,455	22,463	(6,000)	293,918
Uniform and Career Apparel – Rental	233,631	1,860	—	235,491
Uniform and Career Apparel – Direct Marketing	109,419	—	—	109,419

	$1,682,749	$25,021	$(6,000)	$1,701,770

The increase in goodwill resulted principally from (i) increased ownership in our Chilean subsidiary, (ii) the acquisition of a food service company in China, and (iii) the acquisition of a regional uniform rental company. These amounts may be revised upon final determination of the purchase price allocations. The other change relates principally to an adjustment to deferred income taxes resulting from a 2005 acquisition.

Other intangible assets consist of (in thousands):

	March 31, 2006			September 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$530,938	$(267,244)	$263,694	$517,607	$(243,969)	$273,638
Other	19,195	(18,597)	598	19,195	(18,249)	946

	$550,133	$(285,841)	$264,292	$536,802	$(262,218)	$274,584

Other intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years. Intangible assets of approximately $12.9 million were acquired through business combinations during the first six months of fiscal 2006. Amortization of intangible assets for the first six months of fiscal 2006 was approximately $23.5 million. Amortization for the first six months of fiscal 2005 was approximately $23.9 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended		Six Months Ended
	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
	(in thousands, except per share data)
Earnings:
Net income	$58,631	$53,094	$151,752	$125,540

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculations	183,465	187,388	183,581	186,506
Impact of restricted stock units and potential exercise of stock options under the ARAMARK Ownership and Equity Incentive Plans	1,756	2,195	1,785	2,709

Total common shares used in diluted earnings per share calculations	185,221	189,583	185,366	189,215

Basic earnings per common share:	$0.32	$0.28	$0.83	$0.67

Diluted earnings per common share:	$0.32	$0.28	$0.82	$0.66

Options to purchase 274,649 shares were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per common share for the three months then ended, as the effect would have been antidilutive. Options to purchase 420,239 shares were outstanding at March 31, 2006, but were not included in the computation of diluted earnings per common share for the six months then ended, as the effect would have been antidilutive.

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

Through fiscal 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense for stock options was recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and six months ended April 1, 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended	Six Months Ended
Net income, as reported	$53,094	$125,540

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	566	922
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,418)	(8,404)

Net income, pro forma	$49,242	$118,058

Earnings per share
As reported:
Basic	$0.28	$0.67
Diluted	$0.28	$0.66
Pro forma:
Basic	$0.26	$0.63
Diluted	$0.26	$0.62

The fair value of options granted during the first six months of fiscal 2005 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below.

Expected volatility	27.00%
Expected dividend yield	0.95%
Expected life (in years)	5.00
Risk-free interest rate	3.36% - 4.13%

(8)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” Derivative financial instruments, such as interest rate swaps, forward exchange contract agreements and natural gas swap agreements are used to manage changes in market conditions related to debt obligations, foreign currency exposures and exposure to fluctuating natural gas prices. All derivatives are recognized on the balance sheet at fair value at the end of each quarter. The counterparties to the Company’s derivative agreements are generally major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

As of March 31, 2006, the Company had $300 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first six months of fiscal 2006 and 2005, credits of approximately $8.0 million (net of tax) and $3.0 million (net of tax) related to interest rate swaps were recorded in comprehensive income, respectively. As of March 31, 2006, approximately $8.1 million of net unrealized gains and $3.0 million of realized losses related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of March 31, 2006, approximately $3.5 million has been included in “Other Noncurrent Liabilities,” with an offsetting decrease in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first six months of fiscal 2006 and 2005 was not material.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS (CONTINUED):

As of March 31, 2006, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 8.8 million Euros, 6.0 million GBP and 2.0 million Mexican Pesos, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of March 31, 2006, the fair-value of these foreign exchange contracts was $0.1 million. Net foreign currency transaction gains and losses were not material during the periods presented.

During October 2005, the Company terminated $200 million of pay floating /receive fixed interest rate swaps designated as fair value hedges. The realized loss of approximately $6.5 million has been deferred and will be amortized to interest expense over the remaining life of the bonds due in February 2008.

During November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of March 31, 2006, the Company has contracts for approximately 102,000 MMBtu’s outstanding for the remainder of fiscal 2006. The contracts, designated as cash flow hedging instruments, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the natural gas swap agreements are included in cost of services provided. The total realized loss reclassified into earnings during the first six months of fiscal 2006 was approximately $0.9 million. As of March 31, 2006, an unrecognized loss of approximately $0.3 million is recorded in “Accumulated other comprehensive income.” There was no hedge ineffectiveness for the first six months of fiscal 2006. Subsequent to March 31, 2006, the Company entered into additional natural gas swap agreements for fiscal 2006 and 2007. The additional contracts entered into for fiscal 2006 and 2007 total 55,000 MMBtu’s and 347,000 MMBtu’s, respectively.

Subsequent to March 31, 2006, the Company entered into a series of foreign exchange forward contracts to hedge manufacturing costs in Mexico denominated in Pesos. The manufacturing costs are primarily for the Uniform and Career Apparel – Rental and Direct Marketing segments. The contracts were entered into to protect the Company’s exposure from currency fluctuations and totaled 78.6 million Mexican Pesos.

(9)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $239 million and $292 million at March 31, 2006 and September 30, 2005, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At March 31, 2006 and September 30, 2005, respectively, $206 million and $190 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets. The loss on the sale of receivables was $5.3 million and $2.8 million for the first six months of fiscal 2006 and 2005, respectively, and is included in “Interest and Other Financing Costs, net.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	SEGMENT INFORMATION:

Sales and operating income by reportable segment follow:

	Three Months Ended		Six Months Ended
Sales	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
	(in thousands)
Food and Support Services—United States	$1,785,622	$1,705,705	$3,668,069	$3,482,236
Food and Support Services—International	641,955	569,283	1,265,113	1,121,293
Uniform and Career Apparel—Rental	299,276	280,800	594,997	556,974
Uniform and Career Apparel—Direct Marketing	102,642	103,354	227,244	228,872

	$2,829,495	$2,659,142	$5,755,423	$5,389,375

	Three Months Ended		Six Months Ended
Operating Income	March 31, 2006	April 1, 2005	March 31, 2006	April 1, 2005
	(in thousands)
Food and Support Services—United States	$73,922	$77,608	$184,145	$172,282
Food and Support Services—International	33,614	17,693	58,246	38,834
Uniform and Career Apparel—Rental	31,335	29,400	64,451	60,026
Uniform and Career Apparel—Direct Marketing	(335)	1,249	6,650	9,559

	138,536	125,950	313,492	280,701
Corporate	(14,947)	(10,068)	(31,284)	(20,855)

Operating Income	123,589	115,882	282,208	259,846
Interest Expense, net	35,072	33,360	69,161	64,635

Income Before Income Taxes	$88,517	$82,522	$213,047	$195,211

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

Fiscal 2006 operating income for the “Food and Support Services—United States” segment includes approximately $6.2 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina.

The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the “Food and Support Services—United States” segment results for the six months ended April 1, 2005 do not include operating results from NHL venues. In July 2005, the NHL and the NHL Players’ Association announced an agreement which is effective for the 2005/2006 hockey season, and segment results for the first six months of fiscal 2006 include operating results from NHL venues.

“Food and Support Services—United States” operating income for the second quarter of fiscal 2005 includes a gain of approximately $9.7 million representing the Company’s share of the gain from a real estate sale by a 50%-owned equity affiliate.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	SEGMENT INFORMATION (CONTINUED):

“Food and Support Services—International” operating income for the second quarter of fiscal 2005 includes a charge of approximately $7.4 million related to withdrawing from the offshore oil service business in West Africa and management separation costs in the UK.

The increase in fiscal 2006 Corporate expenses reflects the expensing of stock options, which commenced in the first quarter of fiscal 2006 in connection with the adoption of SFAS No. 123R.

(11)	NEW ACCOUNTING PRONOUNCEMENTS:

On March 30, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The Interpretation is effective for ARAMARK no later than the end of fiscal 2006. The Company is currently evaluating the Interpretation, but has not yet determined what effect adoption will have on the consolidated financial statements.

(12)	ACQUISITIONS:

During the second quarter of fiscal 2005, the Company increased its ownership in its Irish food service company from 45% to 90%, for approximately $61 million in cash. Also, during fiscal 2005, the Company acquired three regional uniform rental companies for a total of approximately $40 million in cash. The Company’s pro forma results of operations for the first six months of fiscal 2005 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the fiscal period.

During the second quarter of fiscal 2006, the Company increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $28 million in cash. Additionally, the Company completed the acquisition of a food service company in China and a regional uniform company. The Company’s pro forma results of operations for the first six months of fiscal 2005 and 2006 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods. Subsequent to March 31, 2006, the Company acquired the stock of a food services company and a refreshment services company for approximately $80 million and future consideration of up to $85 million, to be determined based upon operating results of one of the acquired companies during the next five years.

(13)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $72.1 million at March 31, 2006 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at March 31, 2006.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	COMMITMENTS AND CONTINGENCIES (CONTINUED):

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the March 31, 2006 Condensed Consolidated Balance Sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

(14)	SUBSEQUENT EVENT

On May 1, 2006, Joseph Neubauer, the Chairman and Chief Executive Officer of ARAMARK Corporation, announced that he has, together with funds managed by GS Capital Partners, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (the Sponsors), submitted a proposal to the Board of Directors of ARAMARK Corporation to acquire all of the outstanding Class A and Class B common stock of ARAMARK at a price of $32.00 per share in cash. The transaction would be financed through a combination of (1) equity from the four Sponsors and equity investments by Joseph Neubauer and members of the ARAMARK senior management team, and (2) approximately $6.25 billion of debt financing. The Board of Directors has established a special committee of independent directors that is authorized to retain independent financial and legal advisors to consider such proposal. The Company can give no assurance as to the outcome of this proposed transaction.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against ARAMARK Corporation and each of the Company’s directors. The two cases are putative class actions brought by shareholders alleging breaches of the duty of loyalty by the Company’s directors in connection with a proposal from a group of investors led by Joseph Neubauer to acquire all of the outstanding shares of the Company. The cases make claims for monetary damages, injunctive relief and attorneys’ fees and expenses.

(15)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.8 billion as of March 31, 2006. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

March 31, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$46.2	$9.8	$—	$—	$56.0
Receivables	587.3	220.2	—	—	807.5
Inventories, at lower of cost or market	124.8	359.5	—	—	484.3
Prepayments and other current assets	74.5	38.3	—	—	112.8

Total current assets	832.8	627.8	—	—	1,460.6

Property and Equipment, net	413.5	755.8	2.8	—	1,172.1
Goodwill	1,165.0	536.8	—	—	1,701.8
Intercompany Receivables	1,805.5	—	—	(1,805.5)	—
Investment in Subsidiaries	—	—	3,258.4	(3,258.4)	—
Other Intangible Assets	212.8	51.5	—	—	264.3
Other Assets	345.2	226.7	2.5	—	574.4

	$4,774.8	$2,198.6	$3,263.7	$(5,063.9)	$5,173.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$19.1	$7.9	$—	$—	$27.0
Accounts payable	456.6	89.0	10.3	—	555.9
Accrued expenses and other liabilities	588.9	208.5	9.9	—	807.3

Total current liabilities	1,064.6	305.4	20.2	—	1,390.2

Long-Term Borrowings	1,846.2	29.9	—	—	1,876.1
Deferred Income Taxes and Other Noncurrent Liabilities	230.4	238.5	24.2	—	493.1
Intercompany Payable	494.5	(494.5)	1,805.5	(1,805.5)	—
Shareholders’ Equity	1,139.1	2,119.3	1,413.8	(3,258.4)	1,413.8

	$4,774.8	$2,198.6	$3,263.7	$(5,063.9)	$5,173.2

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended March 31, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,201.2	$628.3	$—	$—	$2,829.5
Equity in Net Income of Subsidiaries	—	—	58.6	(58.6)	—
Management Fee Income	—	—	15.1	(15.1)	—

	2,201.2	628.3	73.7	(73.7)	2,829.5
Costs and Expenses:
Cost of services provided	2,054.3	541.7	—	(15.6)	2,580.4
Depreciation and amortization	51.0	32.5	—	0.1	83.6
Selling and general corporate expenses	16.3	10.1	15.1	0.4	41.9

	2,121.6	584.3	15.1	(15.1)	2,705.9

Operating income	79.6	44.0	58.6	(58.6)	123.6
Interest and Other Financing Costs, net:
Interest expense, net	34.6	0.5	—	—	35.1
Intercompany interest, net	(14.9)	14.9	—	—	—

Interest and Other Financing Costs, net	19.7	15.4	—	—	35.1

Income before income taxes	59.9	28.6	58.6	(58.6)	88.5
Provision for Income Taxes	18.6	11.3	—	—	29.9

Net income	$41.3	$17.3	$58.6	$(58.6)	$58.6

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the six months ended March 31, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$4,437.0	$1,318.4	$—	$—	$5,755.4
Equity in Net Income of Subsidiaries	—	—	151.8	(151.8)	—
Management Fee Income	—	—	30.7	(30.7)	—

	4,437.0	1,318.4	182.5	(182.5)	5,755.4
Costs and Expenses:
Cost of services provided	4,132.5	1,120.9	—	(31.4)	5,222.0
Depreciation and amortization	100.4	65.0	—	0.1	165.5
Selling and general corporate expenses	34.3	20.0	30.7	0.6	85.6

	4,267.2	1,205.9	30.7	(30.7)	5,473.1

Operating income	169.8	112.5	151.8	(151.8)	282.3
Interest and Other Financing Costs, net:
Interest expense, net	68.3	0.9	—	—	69.2
Intercompany interest, net	(29.9)	29.9	—	—	—

Interest and Other Financing Costs, net	38.4	30.8	—	—	69.2

Income before income taxes	131.4	81.7	151.8	(151.8)	213.1
Provision for Income Taxes	34.2	27.1	—	—	61.3

Net income	$97.2	$54.6	$151.8	$(151.8)	$151.8

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended April 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,085.7	$573.4	$—	$—	$2,659.1
Equity in Net Income of Subsidiaries	—	—	53.1	(53.1)	—
Management Fee Income	—	—	9.2	(9.2)	—

	2,085.7	573.4	62.3	(62.3)	2,659.1
Costs and Expenses:
Cost of services provided	1,959.0	479.3	—	(9.7)	2,428.6
Depreciation and amortization	47.4	31.5	—	—	78.9
Selling and general corporate expenses	15.5	10.5	9.2	0.5	35.7

	2,021.9	521.3	9.2	(9.2)	2,543.2

Operating income	63.8	52.1	53.1	(53.1)	115.9
Interest and Other Financing Costs, net:
Interest expense, net	33.0	0.4	—	—	33.4
Intercompany interest, net	(20.8)	20.8	—	—	—

Interest and Other Financing Costs, net	12.2	21.2	—	—	33.4

Income before income taxes	51.6	30.9	53.1	(53.1)	82.5
Provision for Income Taxes	18.4	11.0	—	—	29.4

Net income	$33.2	$19.9	$53.1	$(53.1)	$53.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the six months ended April 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$4,185.1	$1,204.3	$—	$—	$5,389.4
Equity in Net Income of Subsidiaries	—	—	125.5	(125.5)	—
Management Fee Income	—	—	18.9	(18.9)	—

	4,185.1	1,204.3	144.4	(144.4)	5,389.4
Costs and Expenses:
Cost of services provided	3,914.5	1,007.9	—	(19.8)	4,902.6
Depreciation and amortization	94.0	62.6	—	—	156.6
Selling and general corporate expenses	31.6	19.0	18.9	0.9	70.4

	4,040.1	1,089.5	18.9	(18.9)	5,129.6

Operating income	145.0	114.8	125.5	(125.5)	259.8
Interest and Other Financing Costs, net:
Interest expense, net	64.0	0.6	—	—	64.6
Intercompany interest, net	(41.5)	41.5	—	—	—

Interest and Other Financing Costs, net	22.5	42.1	—	—	64.6

Income before income taxes	122.5	72.7	125.5	(125.5)	195.2
Provision for Income Taxes	41.9	27.8	—	—	69.7

Net income	$80.6	$44.9	$125.5	$(125.5)	$125.5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$103.8	$60.7	$19.3	$—	$183.8
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(97.7)	(44.1)	(0.7)	—	(142.5)
Disposals of property and equipment	34.1	5.6	—	—	39.7
Acquisitions of businesses, net of cash acquired	(32.4)	(4.8)	—	—	(37.2)
Other investing activities	3.7	—	—	—	3.7

Net cash used in investing activities	(92.3)	(43.3)	(0.7)	—	(136.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	76.7	—	—	—	76.7
Payment of long-term borrowings	(16.9)	(5.4)	—	—	(22.3)
Proceeds from issuance of common stock	—	—	30.1	—	30.1
Repurchase of stock	—	—	(108.5)	—	(108.5)
Payment of dividends	—	—	(25.3)	—	(25.3)
Other financing activities	1.7	—	—	—	1.7
Change in intercompany, net	(73.7)	(11.4)	85.1	—	—

Net cash used in financing activities	(12.2)	(16.8)	(18.6)	—	(47.6)

Increase (decrease) in cash and cash equivalents	(0.7)	0.6	—	—	(0.1)
Cash and cash equivalents, beginning of period	46.9	9.2	—	—	56.1

Cash and cash equivalents, end of period	$46.2	$9.8	$—	$—	$56.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the six months ended April 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$146.0	$25.4	$3.8	$—	$175.2
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(94.6)	(55.7)	(0.1)	—	(150.4)
Disposals of property and equipment	5.7	2.0	—	—	7.7
Acquisitions of businesses, net of cash acquired	(61.2)	(41.3)	—	—	(102.5)
Other investing activities	3.0	16.7	0.2	—	19.9

Net cash provided by (used in) investing activities	(147.1)	(78.3)	0.1	—	(225.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	148.7	—	—	—	148.7
Payment of long-term borrowings	(2.0)	(3.3)	—	—	(5.3)
Proceeds from issuance of common stock	—	—	28.3	—	28.3
Repurchase of stock	—	—	(94.6)	—	(94.6)
Payment of dividends	—	—	(20.2)	—	(20.2)
Other financing activities	(3.0)	—	0.4	—	(2.6)
Change in intercompany, net	(134.4)	52.2	82.2	—	—

Net cash provided by (used in) financing activities	9.3	48.9	(3.9)	—	54.3

Increase (decrease) in cash and cash equivalents	8.2	(4.0)	—	—	4.2
Cash and cash equivalents, beginning of period	33.8	11.4	0.1	—	45.3

Cash and cash equivalents, end of period	$42.0	$7.4	$0.1	$—	$49.5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and six months ended March 31, 2006 and April 1, 2005 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended September 30, 2005. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2005 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

Asset Impairment Determinations

As a result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized. Under this accounting standard, goodwill is subject to an impairment test that we conduct at least annually, using a discounted cash flow technique.

With respect to our other long-lived assets, we are required to test for asset impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. We apply SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in order to determine whether or not an asset was impaired. This standard requires an impairment analysis when indicators of impairment are present. If such indicators are present, the standard indicates that if the sum of the future expected cash flows from the asset, undiscounted and without interest charges, is less than the carrying value, an asset impairment must be recognized in the financial statements. The amount of the impairment is the difference between the fair value of the asset and the carrying value of the asset.

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

Share-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment.” Information regarding the application of SFAS No. 123R to our financial statements is contained in Note 5 to our condensed consolidated financial statements. In adopting SFAS No. 123R, we applied the modified prospective transition method and therefore have not restated prior periods.

Upon adoption of SFAS No. 123R, we elected to value our employee stock options using the Black-Scholes option valuation method that uses the assumptions described in our financial statements. These assumptions relate to the expected volatility of our stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.

The expected term of stock options represents the weighted-average period the stock options are expected to remain outstanding. The expected term was calculated using the simplified method permitted under SEC Staff Accounting Bulletin No. 107. We used historical volatility in deriving the expected volatility assumption. The selection of the historical, rather than the implied, volatility approach was based upon the paucity of relevant information relating to traded options on our stock. The risk-free interest rate assumption is based upon the rate applicable to the U.S. Treasury security with a maturity equal to the expected term of the option on the grant date. The dividend yield assumption is based on our history of dividend payouts.

As share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

Management believes that the accounting estimate related to the expense of stock options is a critical accounting estimate because the underlying assumptions can change from time to time and, as a result, the compensation expense that we record in future periods under SFAS No. 123R may differ significantly from what we have recorded in the current period with respect to similar instruments.

Critical accounting estimates and the related assumptions are evaluated periodically as conditions warrant, and changes to such estimates are recorded as new information or changed conditions require revision.

RESULTS OF OPERATIONS

These tables present our sales and operating income, and related percentages attributable to each operating segment, for the three and six months ended March 31, 2006 and April 1, 2005.

	Three Months Ended				Six Months Ended
	March 31, 2006		April 1, 2005		March 31, 2006		April 1, 2005
Sales by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food and Support Services - United States	$1,785.6	63%	$1,705.7	64%	$3,668.1	64%	$3,482.2	65%
Food and Support Services - International	642.0	23%	569.3	21%	1,265.1	22%	1,121.3	21%
Uniform and Career Apparel - Rental	299.3	10%	280.8	11%	595.0	10%	557.0	10%
Uniform and Career Apparel - Direct Marketing	102.6	4%	103.4	4%	227.2	4%	228.9	4%

	$2,829.5	100%	$2,659.2	100%	$5,755.4	100%	$5,389.4	100%

	Three Months Ended				Six Months Ended
	March 31, 2006		April 1, 2005		March 31, 2006		April 1, 2005
Operating Income by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food and Support Services - United States	$73.9	60%	$77.6	67%	$184.1	65%	$172.3	66%
Food and Support Services - International	33.6	27%	17.7	15%	58.2	21%	38.8	15%
Uniform and Career Apparel - Rental	31.4	25%	29.4	25%	64.5	23%	60.0	23%
Uniform and Career Apparel - Direct Marketing	(0.3)	0%	1.2	1%	6.7	2%	9.6	4%

	138.6	112%	125.9	108%	313.5	111%	280.7	108%
Corporate	(15.0)	-12%	(10.0)	-8%	(31.3)	-11%	(20.9)	-8%

	$123.6	100%	$115.9	100%	$282.2	100%	$259.8	100%

Consolidated Overview

Sales of $2.8 billion for the fiscal 2006 second quarter and $5.8 billion for the six-month period represented an increase of 6% and 7%, respectively over the prior year periods. Excluding the impact of acquisitions, divestitures and foreign currency translation, consolidated sales increased 6% for both the three and six-month periods. Operating income was $123.6 million for the fiscal 2006 second quarter and $282.2 million for the six-month period, an increase of 7% and 9%, respectively, compared to the prior year periods. While the effect of acquisitions, divestitures and currency translation was not significant, fiscal 2006 operating income includes a charge for stock option expense of approximately $4.1 million and $9.1 million for the three and six-month periods, respectively. The 2005 second quarter operating income included $9.7 million ($7.8 million net of tax) representing our share of the gain on a real estate sale by a 50%-owned equity affiliate. The 2005 second quarter also included a charge of $7.4 million ($4.8 million net of tax) which included the effects of our decision to exit the West African oil services business and UK severance costs.

Interest and other financing costs, net, for the three and six-month periods of fiscal 2006 increased approximately $1.7 million and $4.5 million, respectively, from the prior year periods due principally to higher year-over-year interest rates. The effective income tax rate for the fiscal 2006 six-month period was 28.8% compared to 35.7% in fiscal 2005. The favorable adjustment ($14.9 million) in the 2006 first quarter, related to the settlement of certain open tax years, and higher employment related and other tax credits reduced the 2006 effective rate.

Net income for the three and six-months of fiscal 2006 was $58.6 million and $151.8 million, compared to $53.1 million and $125.5 million in the prior year periods, an increase of 10% and 21%, respectively. Second quarter 2006 diluted earnings per share were $0.32, on a weighted average share base of 185.2 million shares, an increase of 14% over the $0.28 per share reported last year on a share base of 189.6 million shares. For the six-month periods, diluted earnings per share were $0.82 in 2006 (which includes $0.08 due to the reduction in the provision for income taxes noted above) and $0.66 in 2005 on a weighted average share base of 185.4 million and 189.2 million, respectively.

Segment Results

The following tables present a fiscal 2006/2005 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended				Six Months Ended
	March 31, 2006	April 1, 2005	Change		March 31, 2006	April 1, 2005	Change
Sales by Segment			$	%			$	%
	(dollars in millions)
Food and Support Services - United States	$1,785.6	$1,705.7	$79.9	5%	$3,668.1	$3,482.2	$185.9	5%
Food and Support Services - International	642.0	569.3	72.7	13%	1,265.1	1,121.3	143.8	13%
Uniform and Career Apparel - Rental	299.3	280.8	18.5	7%	595.0	557.0	38.0	7%
Uniform and Career Apparel - Direct Marketing	102.6	103.4	(0.8)	-1%	227.2	228.9	(1.7)	-1%

	$2,829.5	$2,659.2	$170.3	6%	$5,755.4	$5,389.4	$366.0	7%

	Three Months Ended				Six Months Ended
	March 31, 2006	April 1, 2005	Change		March 31, 2006	April 1, 2005	Change
Operating Income by Segment			$	%			$	%
	(dollars in millions)
Food and Support Services - United States	$73.9	$77.6	$(3.7)	-5%	$184.1	$172.3	$11.8	7%
Food and Support Services - International	33.6	17.7	15.9	90%	58.2	38.8	19.4	50%
Uniform and Career Apparel - Rental	31.4	29.4	2.0	7%	64.5	60.0	4.5	7%
Uniform and Career Apparel - Direct Marketing	(0.3)	1.2	(1.5)	n/a	6.7	9.6	(2.9)	-30%
Corporate	(15.0)	(10.0)	(5.0)	48%	(31.3)	(20.9)	(10.4)	50%

	$123.6	$115.9	$7.7	7%	$282.2	$259.8	$22.4	9%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the three and six-month periods of fiscal 2006 increased 5%, respectively, over the prior year periods primarily due to growth in the Sports & Entertainment, Education, Corrections and Refreshment businesses. Excluding the impact of acquisitions and divestitures, sales increased 6% for both the three and six-month periods. For the second quarter, sales growth in the Business Services sector was in the low single digits, resulting from growth in the Corrections and Refreshment Services businesses. Business dining services sales declined compared to the prior year period. The Education sector experienced high single digit sales growth as a result of base business growth and the timing of the Easter holiday, which is in the third quarter of this year but was in last year’s second quarter. The Healthcare sector reported flat sales as the impact of prior year lost business substantially offset base business growth. The Sports & Entertainment sector experienced high-teen sales growth driven principally by the return of hockey, despite the lingering impact of the hurricanes on our Convention Center business. The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the Food and Support Services—United States segment results for the 2005 three and six-month periods did not include operating results from NHL venues. In July 2005, the NHL and the NHL Players’ Association announced an agreement which is effective for the 2005/2006 hockey season, and segment results for the 2006 three and six-month periods include operating results from NHL venues.

Segment operating income was $73.9 million compared to $77.6 million in the 2005 second quarter which included approximately $9.7 million representing our share of the gain from a real estate sale by a 50%-owned equity affiliate. Excluding the gain, operating income increased 9%, reflecting higher sales volume, particularly sales at NHL venues. Insurance proceeds of approximately $2.5 million in the 2006 quarter substantially mitigated the ongoing negative impact of last year’s hurricanes, most notably on our Convention Center business. Excluding the fiscal 2005 real estate gain, the operating income margin increased 16 basis points to 4.1%.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and six-month periods increased 13%, respectively, compared to the prior year due to acquisitions (approximately 7% and 8%, respectively), net new accounts (approximately 3% in each respective period), and increased volume (approximately 6% and 5%, respectively), which were partially offset by the negative impact of foreign currency translation (approximately 3% in each respective period). This increase was driven by strong growth in Canada, Germany and Chile, and also reflects the positive effect of the Easter holiday timing.

Second quarter operating income increased from $17.7 million in the prior year period to $33.6 million. The fiscal 2005 quarter included a charge of $7.4 million representing the estimated cost of exiting the West African oil services business and a management separation charge in the UK. The growth was driven principally by continued improvement in our UK operations as well as good performance in Canada and Germany.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales increased 7% for the three and six-month periods compared to the prior year periods. Sales growth, excluding the effects of acquisitions and divestitures, was 5% for the second quarter due to new business sold (13%), lost business (-8%), price increases (2%) and a decline in base business (-2%).

Operating income increased 7% in the respective three and six-month periods, due principally to the increased sales. Second quarter operating income margins were stable at 10.5%, despite the current high energy costs which negatively affected the margin by approximately 80 basis points compared to the prior year, and the ongoing investment in the sales force.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales decreased 1% from the prior year quarter to $103 million, reflecting continued softness at Galls and Wearguard-Crest healthcare. The segment reported a small loss in the quarter as results were negatively affected by lower volumes and margin erosion at both Galls and Wearguard-Crest. Management is presently evaluating improvement initiatives for portions of the Direct Marketing segment. While no decisions have been finalized, future changes could involve changes in product offering, alternative sourcing arrangements and other cost reductions. Such actions, if initiated, could result in future adjustments to asset carrying amounts or other accounting adjustments. Management anticipates completing its assessment during the second half of fiscal 2006.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $15.0 million and $31.3 million for the three and six-month periods of fiscal 2006, compared to $10.0 million and $20.9 million for the comparable prior year periods. The increase was due principally to the expensing of stock options, which commenced in the first quarter of fiscal 2006 in connection with the adoption of SFAS No. 123R.

OUTLOOK

Looking forward for the balance of the fiscal year, we expect energy prices to continue to pressure operating margins, particularly in the Uniform and Career Apparel—Rental segment, and the continuing impact of Hurricane Katrina to affect our Convention Center operations. We also expect the Uniform and Career Apparel—Direct Marketing segment to continue to be affected by lower than historical sales growth and margin pressure. Finally, we expect interest expense to remain at levels higher than last year due to higher interest rates.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $184 million and $175 million during the first six months of fiscal 2006 and 2005, respectively. The principal components (in millions) of the net change were –

• Increase in net income and noncash charges, including share-based compensation expense	$32
• Reduction in accounts receivable sale proceeds	(21)
• Increased working capital requirements	(9)
• Other, net	7

$9

Accounts receivable proceeds in the prior year were higher than normal as a result of the December 2004 amendment increasing the size of the facility. Working capital requirements increased slightly, reflecting growth in the business and the timing of disbursements.

Total debt increased $62 million from fiscal year end due principally to the normal seasonal working capital needs and stock repurchases.

During the first six months of fiscal 2006, the Company repurchased 4.1 million shares of Class B common stock at an aggregate cost of approximately $113.4 million, leaving approximately $138.1 million available for common stock repurchases under the existing Board of Directors authorization.

During each of the first two quarters of fiscal 2006, the Company paid a cash dividend of $0.07 per share, which totaled $25.3 million for the first six months of fiscal 2006. At its May 9, 2006 meeting, the Board of Directors declared a dividend in the amount of $0.07 per share, payable on June 9, 2006 to holders of record of the Company’s Class A and Class B common stock at the close of business on May 19, 2006.

At April 28, 2006, there was approximately $670 million of unused committed credit availability under our U.S. Credit Facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $150 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures, dividends and additional share repurchases and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of March 31, 2006, there was approximately $468 million outstanding in foreign currency borrowings.

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

During the second quarter of fiscal 2006, the Company increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $28 million in cash. Debt levels have increased during the quarter and the Company increased its letters of credit, primarily in support of insurance arrangements, by approximately $46 million. Subsequent to March 31, 2006, the Company acquired the stock of a food services company and a refreshment services company for approximately $80 million and future consideration of up to $85 million, to be determined based upon operating results of one of the acquired companies during the next five years. Other than these changes, since September 30, 2005, there has been no material change in the Company’s future obligations.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $239 million and $292 million at March 31, 2006 and September 30, 2005, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At March 31, 2006 and September 30, 2005, respectively, $206 million and $190 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets.

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. This process is likely to take considerable time. The Company believes that it has adequate insurance and other resources to address this matter. Based on the information currently available, and acknowledging the uncertainty of litigation, the March 31, 2006 Condensed Consolidated Balance Sheet reflects the amount awarded and the related expected recovery should such liability be confirmed. Such amounts are included in “Other Noncurrent Liabilities” and “Other Assets,” respectively.

NEW ACCOUNTING PRONOUNCEMENTS

On March 30, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations.” The Interpretation is effective for ARAMARK no later than the end of fiscal 2006. The Company is currently evaluating the Interpretation, but has not yet determined what effect adoption will have on the consolidated financial statements.

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in fiscal 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to October 1, 2005, and amortization related to new awards granted on or after October 1, 2005.

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the first six months of fiscal 2006, $10.7 million of tax benefits were included in “Other financing activities.”

The Company has various share-based compensation programs, which include stock options and restricted stock units. As of March 31, 2006, the Company has reserved approximately 55.7 million shares of common stock for issuance pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

The compensation cost charged against income in the three and six months ended March 31, 2006 for share-based compensation programs was $5.6 million, before taxes of $2.1 million, and $12.2 million, before taxes of $4.7 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Income. No cost was capitalized during fiscal 2006.

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

The fair value of options granted was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Fiscal 2006
Expected volatility	20.00%
Expected dividend yield	1.10%
Expected life (in years)	6.25
Risk-free interest rate	4.35% - 4.82%

The weighted-average grant-date fair value of options granted during the first six months of fiscal 2006 was $6.94 per option.

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	12,109	$21.35
Granted	2,558	25.52
Exercised	(2,394)	14.34
Forfeited/Cancelled	(565)	17.66

Outstanding at March 31, 2006 (weighted-average remaining term of 7.7 years)	11,708	$23.88	$66,323

Exercisable at March 31, 2006	5,021	$23.47	$30,480

The total intrinsic value of stock options exercised during the first six months of fiscal 2006 was $30.3 million.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $4.1 million and $9.1 million was charged to expense during the three and six months ended March 31, 2006, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of March 31, 2006, there was approximately $46 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Cash received from option exercises during the first six months of fiscal 2006 was $30.1 million. The total tax benefit generated from options granted prior to October 1, 2005, which were exercised during the first six months of fiscal 2006, was approximately $10.6 million, which was credited to “Capital surplus.”

Restricted Stock Units

The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services.

Since fiscal 2004, the Company has issued restricted stock units to certain employees. Participants are entitled to additional restricted stock units, with a value equivalent to any cash dividends. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	575	$25.59
Granted	524	$25.92
Vested	(146)	$25.48
Forfeited	(39)	$25.92

Nonvested at March 31, 2006	914	$25.78

The compensation cost charged against income during the three and six months ended March 31, 2006 for restricted stock unit awards was approximately $1.5 million and $3.0 million, respectively. As of March 31, 2006, there was approximately $23 million of unrecognized compensation cost related to restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of approximately 3 years.

SUBSEQUENT EVENT

On May 1, 2006, Joseph Neubauer, the Chairman and Chief Executive Officer of ARAMARK Corporation, announced that he has, together with funds managed by GS Capital Partners, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (the Sponsors), submitted a proposal to the Board of Directors of ARAMARK Corporation to acquire all of the outstanding Class A and Class B common stock of ARAMARK at a price of $32.00 per share in cash. The transaction would be financed through a combination of (1) equity from the four Sponsors and equity investments by Joseph Neubauer and members of the ARAMARK senior management team, and (2) approximately $6.25 billion of debt financing. The Board of Directors has established a special committee of independent directors that is authorized to retain independent financial and legal advisors to consider such proposal. The Company can give no assurance as to the outcome of this proposed transaction.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of March 31, 2006, has not materially changed from September 30, 2005 (See Item 7A of the Annual Report on Form 10-K).

During November 2005, the Company entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of March 31, 2006, the Company has contracts for approximately 102,000 MMBtu’s outstanding for the remainder of fiscal 2006. As of March 31, 2006, the fair value of such agreements was approximately $0.3 million. Subsequent to March 31, 2006, the Company entered into additional natural gas swap agreements for fiscal 2006 and 2007. The additional contracts entered into for fiscal 2006 and 2007 total 55,000 MMBtu’s and 347,000 MMBtu’s, respectively.

Subsequent to March 31, 2006, the Company entered into a series of foreign exchange forward contracts to hedge manufacturing costs in Mexico denominated in Pesos. The manufacturing costs are primarily for the Uniform and Career Apparel – Rental and Direct Marketing segments. The contracts were entered into to protect the Company’s exposure from currency fluctuations and totaled 78.6 million Mexican Pesos.

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

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against ARAMARK Corporation and each of the Company’s directors. The two cases are putative class actions brought by shareholders alleging breaches of the duty of loyalty by the Company’s directors in connection with a proposal from a group of investors led by Joseph Neubauer to acquire all of the outstanding shares of the Company. The cases make claims for monetary damages, injunctive relief and attorneys’ fees and expenses.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

(Second Quarter 2006)

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (December 31, 2005 – January 27, 2006)	49,751	$27.00	0	$194,053,705
Month 2 (January 28, 2006 – February 24, 2006)	648,596	$27.87	647,100	$176,019,831
Month 3 (February 25, 2006 – March 31, 2006)	1,313,831	$28.85	1,313,700	$138,115,177

(1)	The numbers in this column include shares of the Company’s common stock surrendered by stock option holders to pay the exercise price of stock options as follows: 49,751 for Month 1, 1,496 for Month 2 and 131 for Month 3.

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

ARAMARK Corporation’s annual meeting of stockholders (“2006 Annual Meeting”) was held on February 7, 2006. At the 2006 Annual Meeting, the stockholders voted upon the election of three directors. The results of that vote were as follows:

Name of Nominee	For	Withheld	Broker non-votes
Patricia C. Barron	638,789,054	7,926,459	N/A
Ronald R. Davenport	638,211,390	8,504,123	N/A
Ronald L. Sargent	625,908,226	20,807,287	N/A

The terms of the following directors of the Company continued after the 2006 Annual Meeting: Joseph Neubauer, Lawrence T. Babbio, Jr., Leonard S. Coleman, Jr., Thomas H. Kean, James E. Ksansnak, James E. Preston and Karl M. von der Heyden.

ARAMARK’s stockholders also voted to ratify the appointment of KPMG LLP as independent public accountants for fiscal 2006. The results of that vote were as follows:

For	Against	Abstentions	Broker non-votes
640,839,212	2,754,943	3,121,358	N/A

ITEM 5.	OTHER INFORMATION

On May 1, 2006, the Board of Directors of ARAMARK Corporation (the “Company”) formed a special committee of the Board of Directors (the “Special Committee”) consisting of Patricia C. Barron, Ronald R. Davenport (as chairman), James E. Preston, Ronald L. Sargent and Karl M. von der Heyden, to consider the proposal by a group of investors led by Joseph Neubauer, the Company’s Chairman and Chief Executive Officer, to acquire all of the Company’s common stock at a price of $32 per share. The Board also approved the compensation of the Special Committee that will consist of $100,000 for the Chairman of the Special Committee and $75,000 for each other member. In addition, each of the members of the Special Committee will be reimbursed for all reasonable expenses incurred in connection with his or her responsibilities as a member of the Special Committee. These payments will be in addition to the compensation that members of the Special Committee receive for their service on the Board of Directors.

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

ARAMARK CORPORATION

May 10, 2006	/s/ John M. Lafferty
John M. Lafferty
Senior Vice President, Controller and Chief Accounting Officer