Form 10-Q
period 2006-06-30
ARAMARK CORP/DE
filed 2006-08-09
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Class A common stock outstanding at July 28, 2006: 56,753,754 shares

Class B common stock outstanding at July 28, 2006: 123,299,981 shares

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	June 30, 2006	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$53,103	$56,066
Receivables	840,878	808,531
Inventories, at lower of cost or market	484,604	485,834
Prepayments and other current assets	116,483	92,796

Total current assets	1,495,068	1,443,227

Property and Equipment, net	1,187,991	1,211,454
Goodwill	1,734,971	1,682,749
Other Intangible Assets	304,446	274,584
Other Assets	493,108	545,086

	$5,215,584	$5,157,100

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$31,869	$46,363
Accounts payable	570,554	585,014
Accrued expenses and other current liabilities	813,352	887,303

Total current liabilities	1,415,775	1,518,680

Long-Term Borrowings	1,949,677	1,794,522
Deferred Income Taxes and Other Noncurrent Liabilities	387,551	518,434
Shareholders’ Equity:
Class A common stock, par value $.01	758	803
Class B common stock, par value $.01	1,553	1,475
Capital surplus	1,196,007	1,108,251
Earnings retained for use in the business	1,477,101	1,328,174
Accumulated other comprehensive income	29,464	11,307
Treasury stock	(1,242,302)	(1,124,546)

Total shareholders’ equity	1,462,581	1,325,464

	$5,215,584	$5,157,100

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended		For the Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Sales	$2,933,638	$2,792,366	$8,689,061	$8,181,741

Costs and Expenses:
Cost of services provided	2,676,846	2,532,145	7,898,818	7,434,734
Depreciation and amortization	85,542	79,410	251,053	235,962
Selling and general corporate expenses	44,152	36,879	129,884	107,267
Goodwill impairment	35,000	—	35,000	—

	2,841,540	2,648,434	8,314,755	7,777,963

Operating income	92,098	143,932	374,306	403,778
Interest and Other Financing Costs, net	36,382	32,222	105,543	96,857

Income before income taxes	55,716	111,710	268,763	306,921
Provision for Income Taxes	20,733	40,327	82,028	109,998

Net income	$34,983	$71,383	$186,735	$196,923

Earnings Per Share:
Basic	$0.19	$0.38	$1.02	$1.06
Diluted	$0.19	$0.38	$1.01	$1.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Nine Months Ended
	June 30, 2006	July 1, 2005
Cash flows from operating activities:
Net income	$186,735	$196,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,053	235,962
Income taxes deferred	(38,313)	(3,055)
Goodwill impairment	35,000	—
Changes in noncash working capital	(127,783)	(124,043)
Net proceeds from sale of receivables	—	30,500
Other operating activities	(9,639)	(26,067)

Net cash provided by operating activities	297,053	310,220

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(226,085)	(227,040)
Disposals of property and equipment	44,572	13,522
Acquisition of certain businesses, net of cash acquired	(120,597)	(108,448)
Other investing activities	6,625	18,688

Net cash used in investing activities	(295,485)	(303,278)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	129,307	380,799
Payment of long-term borrowings	(26,231)	(234,932)
Proceeds from issuance of common stock	41,501	30,997
Repurchase of stock	(113,460)	(147,069)
Payment of dividends	(37,808)	(30,313)
Other financing activities	2,160	(9,423)

Net cash used in financing activities	(4,531)	(9,941)

Decrease in cash and cash equivalents	(2,963)	(2,999)
Cash and cash equivalents, beginning of period	56,066	45,319

Cash and cash equivalents, end of period	$53,103	$42,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Certain prior period balances have been reclassified to conform to the current period classification. The effect of such reclassifications was not material. In the opinion of the Company, the statements include all adjustments (which, other than for the goodwill impairment charge described in Note 6, include only normal recurring adjustments) required for a fair statement of financial position, results of operations and cash flows for such periods. The results of operations for interim periods are not necessarily indicative of the results for a full year, due to the seasonality of some of our business activities and the possibility of changes in general economic conditions.

(2)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of $108.3 million and $99.6 million and income tax payments of $132.7 million and $102.8 million during the first nine months of fiscal 2006 and 2005, respectively. Pension expense related to defined benefit plans was not material for the first three and nine month periods of fiscal 2006 and 2005, respectively, and funding requirements for such plans will not be material for fiscal 2006.

Cash flow from other investing activities in the first nine months of fiscal 2005 includes approximately $14.1 million representing a special distribution of proceeds from a real estate sale by a 50%-owned equity affiliate.

During the third quarter of fiscal 2005, ARAMARK Services, Inc. issued $250 million of 5.00% guaranteed notes due June 1, 2012. Proceeds from the offering were used primarily to repay maturing obligations.

(3)	COMPREHENSIVE INCOME:

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments, changes in minimum pension liability and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $42.3 million and $204.9 million for the three and nine months ended June 30, 2006, respectively, and $64.1 million and $200.1 million for the three and nine months ended July 1, 2005, respectively.

(4)	CAPITAL STOCK:

During the first nine months of fiscal 2006, 2.6 million options were granted to purchase common stock under the 2001 Equity Incentive Plan (2001 EIP). The options vest ratably over four years, with an exercise price equal to the fair market value at the date of grant. During the first nine months of fiscal 2006, employees, through stock option exercises, purchased approximately 2.9 million shares of common stock for $45.8 million, of which $4.3 million was satisfied through the exchange of previously-owned shares. Also, during the first nine months of fiscal 2006, approximately 5.2 million Class A shares were converted to Class B shares.

During the first nine months of fiscal 2006, the Company issued 0.5 million restricted stock units under the 2001 EIP, which vest ratably over four years. Compensation expense related to restricted stock unit grants is recognized ratably over the vesting period based on the fair value of the shares at date of grant, and totaled $4.5 million during the first nine months of fiscal 2006.

During the first nine months of fiscal 2006, the Company repurchased 4.1 million shares of Class B common stock at an aggregate cost of approximately $113.4 million, leaving approximately $138.1 million available for common stock repurchases under the existing Board of Directors authorization.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	CAPITAL STOCK (CONTINUED):

During each of the first three quarters of fiscal 2006, the Company paid a cash dividend of $0.07 per share, which totaled $37.8 million for the first nine months of fiscal 2006. At its August 8, 2006 meeting, the Board of Directors declared a dividend in the amount of $0.07 per share, payable on September 8, 2006 to holders of record of the Company’s Class A and Class B common stock at the close of business on August 18, 2006.

(5)	SHARE-BASED COMPENSATION:

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the first nine months of fiscal 2006, $12.3 million of tax benefits were included in “Other financing activities.”

The Company has various share-based compensation programs, which include stock options and restricted stock units. As of June 30, 2006, the Company has reserved approximately 55.2 million shares of common stock for issuance pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

The compensation cost charged to expense in the three and nine months ended June 30, 2006 for share-based compensation programs was $4.8 million, before taxes of $1.8 million, and $17.0 million, before taxes of $6.4 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Income. No cost was capitalized during fiscal 2006.

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

The fair value of options granted was estimated using the Black-Scholes option valuation model and the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Fiscal 2006
Expected volatility	20.00%
Expected dividend yield	1.10%
Expected life (in years)	6.25
Risk-free interest rate	4.35% - 5.10%

The weighted-average grant-date fair value of options granted during the first nine months of fiscal 2006 was $6.95 per option.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(5)	SHARE-BASED COMPENSATION (CONTINUED):

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	12,109	$21.35
Granted	2,567	$25.54
Exercised	(2,882)	$15.89
Forfeited/Cancelled	(930)	$20.14

Outstanding at June 30, 2006 (weighted-average remaining term of 7.5 years)	10,864	$23.90	$100,093

Exercisable at June 30, 2006	4,749	$23.56	$45,341

The total intrinsic value of stock options exercised during the first nine months of fiscal 2006 was $35.0 million.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $3.4 million and $12.5 million was charged to expense during the three and nine months ended June 30, 2006, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of June 30, 2006, there was approximately $38 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Cash received from option exercises during the first nine months of fiscal 2006 was $41.5 million. The total tax benefit generated from options granted prior to October 1, 2005, which were exercised during the first nine months of fiscal 2006, was approximately $12.2 million, which was credited to “Capital surplus.”

Restricted Stock Units

The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services, generally four years.

Since fiscal 2004, the Company has issued restricted stock units to certain employees. Participants are entitled to additional restricted stock units, with a value equivalent to any cash dividends. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	575	$25.59
Granted	529	$25.94
Vested	(158)	$25.72
Forfeited	(89)	$25.66

Nonvested at June 30, 2006	857	$25.77

The compensation cost charged against income during the three and nine months ended June 30, 2006 for restricted stock unit awards was approximately $1.5 million and $4.5 million, respectively. The compensation cost charged against income during the three and nine months ended July 1, 2005 for restricted stock unit awards was approximately $1.0 million and $2.5 million, respectively. As of June 30, 2006, there was approximately $20 million of unrecognized compensation cost related to restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of approximately 3 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(6)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	September 30, 2005	Acquisitions	Impairment	Translation and Other	June 30, 2006
Food and Support Services – United States	$1,062,244	$52,621	$—	$—	$1,114,865
Food and Support Services – International	277,455	22,463	—	6,923	306,841
Uniform and Career Apparel – Rental	233,631	5,215	—	—	238,846
Uniform and Career Apparel – Direct Marketing	109,419	—	(35,000)	—	74,419

	$1,682,749	$80,299	$(35,000)	$6,923	$1,734,971

The increase in goodwill resulted principally from (i) the acquisitions of an online catering services company and a refreshment services business in the United States, (ii) increased ownership in our Chilean subsidiary, (iii) the acquisition of a food service company in China, and (iv) the acquisition of three regional uniform rental companies. These amounts may be revised upon final determination of the purchase price allocations. The other change relates principally to currency translation, offset by an adjustment to deferred income taxes resulting from a 2005 acquisition.

During the third quarter of fiscal 2006, a goodwill impairment charge of $35.0 million was recorded in the “Uniform and Career Apparel – Direct Marketing” segment associated with the WearGuard-Crest reporting unit. The primary reason for the goodwill impairment was the continuing decline in operating results, particularly in the healthcare uniform division, due to competitive pressures resulting in reduced sales and operating income. To determine the amount of the charge, the Company estimated the fair value of the WearGuard-Crest reporting unit using a discounted cash flow valuation methodology, and measured the goodwill impairment following the provisions of SFAS No. 142. The analysis included making assumptions about the future profitability and cash flows of the business, which the Company believes to be reasonable; however, such assumptions and the resulting estimates are subject to change in the future. The impairment charge of $35.0 million represents approximately 65% of the total goodwill attributable to the WearGuard-Crest reporting unit.

Other intangible assets consist of (in thousands):

	June 30, 2006			September 30, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$585,738	$(281,795)	$303,943	$517,607	$(243,969)	$273,638
Other	19,206	(18,703)	503	19,195	(18,249)	946

	$604,944	$(300,498)	$304,446	$536,802	$(262,218)	$274,584

Other intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years, with a weighted average life of about 10 years. Intangible assets of approximately $63.2 million were acquired through business combinations during the first nine months of fiscal 2006. Amortization of intangible assets for the first nine months of fiscal 2006 was approximately $36.5 million. Amortization for the first nine months of fiscal 2005 was approximately $36.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(7)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended		Nine Months Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(in thousands, except per share data)
Earnings:
Net income	$34,983	$71,383	$186,735	$196,923

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculations	182,756	186,264	183,306	186,425
Impact of restricted stock units and potential exercise of stock options under the ARAMARK Ownership and Equity Incentive Plans	2,267	1,814	1,986	2,412

Total common shares used in diluted earnings per share calculations	185,023	188,078	185,292	188,837

Basic earnings per common share:	$0.19	$0.38	$1.02	$1.06

Diluted earnings per common share:	$0.19	$0.38	$1.01	$1.04

Options to purchase 9,855 shares were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per common share for the three months then ended, as the effect would have been antidilutive. Options to purchase 160,880 shares were outstanding at June 30, 2006, but were not included in the computation of diluted earnings per common share for the nine months then ended, as the effect would have been antidilutive.

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

Through fiscal 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense for stock options was recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share for the three and nine months ended July 1, 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended July 1, 2005	Nine Months Ended July 1, 2005
Net income, as reported	$71,383	$196,923

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	610	1,532
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(4,551)	(12,955)

Net income, pro forma	$67,442	$185,500

Earnings per share
As reported:
Basic	$0.38	$1.06
Diluted	$0.38	$1.04
Pro forma:
Basic	$0.36	$1.00
Diluted	$0.36	$0.98

The fair value of options granted during the first nine months of fiscal 2005 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below.

Expected volatility	27.00%
Expected dividend yield	0.94%
Expected life (in years)	5.00
Risk-free interest rate	3.36% - 4.13%

(8)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

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

As of June 30, 2006, the Company had $300 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS (CONTINUED):

and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first nine months of fiscal 2006 and 2005, credits of approximately $12.1 million (net of tax) and charges of approximately $2.9 million (net of tax) related to interest rate swaps were recorded in comprehensive income, respectively. As of June 30, 2006, approximately $12.4 million of net unrealized gains and $2.7 million of realized losses related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of June 30, 2006, approximately $3.5 million has been included in “Other Noncurrent Liabilities,” with an offsetting decrease in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first nine months of fiscal 2006 and 2005 was not material.

As of June 30, 2006, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 9.6 million Euros, 6.0 million GBP and 2.0 million Mexican Pesos, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of June 30, 2006, the fair value of these foreign exchange contracts was a $0.4 million net unrealized gain. Net foreign currency transaction gains and losses were not material during the periods presented.

During October 2005, the Company terminated $200 million of pay floating/receive fixed interest rate swaps designated as fair value hedges. The realized loss of approximately $6.5 million has been deferred and will be amortized to interest expense over the remaining life of the bonds due in February 2008.

Beginning in November 2005, the Company has entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of June 30, 2006, the Company has contracts for approximately 581,000 MMBtu’s outstanding for the remainder of fiscal 2006 and fiscal 2007. The contracts, designated as cash flow hedging instruments, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the natural gas swap agreements are included in “Cost of services provided.” The total realized loss reclassified into earnings during the first nine months of fiscal 2006 was approximately $1.2 million. As of June 30, 2006, an unrecognized loss of approximately $0.6 million is recorded in “Accumulated other comprehensive income.” There was no hedge ineffectiveness for the first nine months of fiscal 2006.

During April 2006, the Company entered into a series of foreign exchange forward contracts to hedge manufacturing costs in Mexico denominated in Mexican Pesos. The manufacturing costs are primarily for the Uniform and Career Apparel – Rental and Direct Marketing segments. The contracts were entered into to hedge the Company’s exposure from foreign currency fluctuations. As of June 30, 2006, the Company has contracts for approximately 42.0 million Mexican Pesos outstanding for the remainder of fiscal 2006. The contracts, designated as cash flow hedging instruments, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the foreign exchange forward contracts are included in “Cost of services provided.” The total realized loss reclassified into earnings during the first nine months of fiscal 2006 was not material. As of June 30, 2006, an unrecognized loss of approximately $0.1 million is recorded in “Accumulated other comprehensive income.” There was no hedge ineffectiveness for the first nine months of fiscal 2006.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(9)	ACCOUNTS RECEIVABLE SECURITIZATION (CONTINUED):

undivided interest in the transferred receivables of approximately $200 million and $292 million at June 30, 2006 and September 30, 2005, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At June 30, 2006 and September 30, 2005, respectively, $189 million and $190 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets. The loss on the sale of receivables was $8.2 million and $4.7 million for the first nine months of fiscal 2006 and 2005, respectively, and is included in “Interest and Other Financing Costs, net.”

(10)	SEGMENT INFORMATION:

Sales and operating income (loss) by reportable segment follow:

	Three Months Ended		Nine Months Ended
Sales	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(in thousands)
Food and Support Services—United States	$1,874,045	$1,815,272	$5,542,114	$5,297,508
Food and Support Services—International	661,214	594,035	1,926,327	1,715,328
Uniform and Career Apparel—Rental	301,462	282,879	896,459	839,853
Uniform and Career Apparel—Direct Marketing	96,917	100,180	324,161	329,052

	$2,933,638	$2,792,366	$8,689,061	$8,181,741

	Three Months Ended		Nine Months Ended
Operating Income (Loss)	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
	(in thousands)
Food and Support Services—United States	$88,657	$97,670	$272,802	$269,952
Food and Support Services—International	30,540	21,250	88,786	60,084
Uniform and Career Apparel—Rental	34,231	31,329	98,682	91,355
Uniform and Career Apparel—Direct Marketing	(45,888)	2,576	(39,238)	12,135

	107,540	152,825	421,032	433,526
Corporate	(15,442)	(8,893)	(46,726)	(29,748)

Operating Income	92,098	143,932	374,306	403,778
Interest, net	(36,382)	(32,222)	(105,543)	(96,857)

Income Before Income Taxes	$55,716	$111,710	$268,763	$306,921

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

Fiscal 2006 operating income for the “Food and Support Services—United States” segment includes approximately $6.2 million of insurance proceeds, recorded in the first and second quarters, related to business disruptions in the Gulf Coast region caused by Hurricane Katrina. The third quarter of fiscal 2006 includes costs related to the termination of two unprofitable client contracts of approximately $4.5 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(10)	SEGMENT INFORMATION (CONTINUED):

The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the “Food and Support Services—United States” segment results for the nine months ended July 1, 2005 do not include operating results from NHL venues. In July 2005, the NHL and the NHL Players’ Association announced an agreement which is effective for the 2005/2006 hockey season, and segment results for the first nine months of fiscal 2006 include operating results from NHL venues.

“Food and Support Services—United States” operating income for the nine-month period of fiscal 2005 includes a gain of approximately $9.7 million representing the Company’s share of the gain from a real estate sale by a 50%-owned equity affiliate.

“Food and Support Services—International” operating income for the nine-month period of fiscal 2005 includes a charge of approximately $7.4 million related to withdrawing from the offshore oil service business in West Africa and management separation costs in the UK.

“Uniform and Career Apparel—Direct Marketing” operating losses for the three and nine-month periods of fiscal 2006 include the goodwill impairment charge of $35.0 million (Note 6) and charges of approximately $8.0 million to adjust asset and liability carrying values at WearGuard-Crest in connection with certain business realignment initiatives.

The increase in fiscal 2006 Corporate expenses reflects the expensing of stock options, which commenced in the first quarter of fiscal 2006 in connection with the adoption of SFAS No. 123R, other share-based compensation expense and legal fees.

(11)	NEW ACCOUNTING PRONOUNCEMENTS:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation is effective for ARAMARK beginning in fiscal 2008. The Company is currently evaluating the Interpretation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Interpretation is effective for ARAMARK no later than the end of fiscal 2006. The Company is currently evaluating the Interpretation, and expects to record the cumulative effect of this change in accounting principle in the fourth quarter.

(12)	ACQUISITIONS:

During the second quarter of fiscal 2006, the Company increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $28 million in cash. Additionally, the Company completed the acquisition of a food service company in China and a regional uniform company. During the third quarter of fiscal 2006, the Company acquired the stock of an online catering services company and a refreshment services company for approximately $80 million and future consideration of up to $85 million, to be determined based upon operating results of the catering business during the next five years. Additionally, the Company completed the acquisition of two regional uniform companies. The Company’s pro forma results of operations for the first nine months of fiscal 2006 and 2005 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

During the second quarter of fiscal 2005, the Company increased its ownership in its Irish food service company from 45% to 90%, for approximately $61 million in cash. Also, during fiscal 2005, the Company acquired three regional uniform rental companies for a total of approximately $44 million in cash. The Company’s pro forma results of operations for the first nine months of fiscal 2005 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the fiscal period.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $77.8 million at June 30, 2006 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for these arrangements at June 30, 2006.

During the third quarter of fiscal 2006, the Company entered into a guarantee arrangement with ARAMARK Trustees Limited, a wholly-owned subsidiary of the Company and trustee of the ARAMARK Pension Plan, the Company’s UK defined benefit pension plan (the “Plan”), whereby the Company has guaranteed the funding deficit of the Plan as required by the Pension Protection Fund in the event that the plan sponsor, ARAMARK Limited, a wholly-owned subsidiary of the Company, is unable to fund the deficit. The maximum potential liability to the Company under such arrangement at June 30, 2006 was approximately $55.5 million. No amount has been accrued at June 30, 2006 for the guarantee arrangement as management believes it is highly improbable the guarantee obligation will be triggered.

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court, and remanding the matter back to the trial court for a new trial. The Company and its affiliates intend to defend themselves vigorously in this matter. The June 30, 2006 consolidated balance sheet has been adjusted to remove the previously recorded award liability and related expense recovery.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(13)	COMMITMENTS AND CONTINGENCIES (CONTINUED):

In June 2006, the Bermuda Monetary Authority (BMA) presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participates in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A Joint Provisional Liquidator (JPL) was appointed and authorized to assume control of Hatteras Re’s business. The activities of the JPL are currently underway and ARAMARK’s insurance claims are being paid by Hatteras Re under the direction of the JPL. A preliminary analysis by ARAMARK and its insurance advisors indicates Hatteras Re has access to funds sufficient to pay ARAMARK’s estimated insurance claims for the relevant program periods. ARAMARK and its advisors are currently discussing with the JPL and other insurance carriers an alternative insurance solution for the covered periods, however, the terms and conditions of such an arrangement have not yet been determined and will be dependent in part on the future actions of the JPL and possibly other parties to the Hatteras Re proceedings. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK does not expect the final resolution will have a material adverse effect on the consolidated financial statements.

(14)	SUBSEQUENT EVENTS:

On August 8, 2006, ARAMARK announced that it has signed a definitive merger agreement under which Joseph Neubauer, Chairman and Chief Executive Officer, and investment funds managed by GS Capital Partners, CCMP Capital Advisors and J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC will acquire ARAMARK in a transaction valued at approximately $8.3 billion, including the assumption or repayment of approximately $2.0 billion of debt. Under the terms of the agreement, ARAMARK stockholders will receive $33.80 in cash for each share of ARAMARK common stock they hold. The Board of Directors of ARAMARK, on the unanimous recommendation of a special committee comprised entirely of independent directors, has approved the agreement and will recommend that ARAMARK’s stockholders approve the merger. The transaction is expected to be completed by late 2006 or early 2007, subject to receipt of stockholder approval and regulatory approvals, as well as satisfaction of other customary closing conditions.

On July 17, 2006, ARAMARK Services, Inc., a wholly-owned subsidiary of the Company, borrowed approximately $300 million under its $900 million U.S. Credit Facility. The proceeds from this borrowing were used to repay ARAMARK Services, Inc.’s 7.00% Notes due July 15, 2006.

(15)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of June 30, 2006. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

June 30, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$41.9	$11.2	$—	$—	$53.1
Receivables	615.8	225.1	—	—	840.9
Inventories, at lower of cost or market	115.7	368.9	—	—	484.6
Prepayments and other current assets	72.2	44.3	—	—	116.5

Total current assets	845.6	649.5	—	—	1,495.1

Property and Equipment, net	422.3	763.0	2.7	—	1,188.0
Goodwill	1,229.8	505.2	—	—	1,735.0
Intercompany Receivables	1,802.5	—	—	(1,802.5)	—
Investment in Subsidiaries	—	—	3,300.8	(3,300.8)	—
Other Intangible Assets	252.8	51.6	—	—	304.4
Other Assets	365.3	125.0	2.8	—	493.1

	$4,918.3	$2,094.3	$3,306.3	$(5,103.3)	$5,215.6

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$18.3	$13.6	$—	$—	$31.9
Accounts payable	456.8	109.0	4.7	—	570.5
Accrued expenses and other liabilities	549.7	251.5	12.1	—	813.3

Total current liabilities	1,024.8	374.1	16.8	—	1,415.7

Long-Term Borrowings	1,922.3	27.4	—	—	1,949.7
Deferred Income Taxes and Other Noncurrent Liabilities	239.8	123.4	24.4	—	387.6
Intercompany Payable	566.9	(566.9)	1,802.5	(1,802.5)	—
Shareholders’ Equity	1,164.5	2,136.3	1,462.6	(3,300.8)	1,462.6

	$4,918.3	$2,094.3	$3,306.3	$(5,103.3)	$5,215.6

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended June 30, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,131.6	$802.0	$—	$—	$2,933.6
Equity in Net Income of Subsidiaries	—	—	35.0	(35.0)	—
Management Fee Income	—	—	14.5	(14.5)	—

	2,131.6	802.0	49.5	(49.5)	2,933.6
Costs and Expenses:
Cost of services provided	2,011.0	680.7	—	(14.9)	2,676.8
Depreciation and amortization	52.4	33.0	—	0.1	85.5
Selling and general corporate expenses	18.5	10.9	14.5	0.3	44.2
Goodwill impairment	—	35.0	—	—	35.0

	2,081.9	759.6	14.5	(14.5)	2,841.5

Operating income	49.7	42.4	35.0	(35.0)	92.1
Interest and Other Financing Costs, net:
Interest expense, net	36.0	0.4	—	—	36.4
Intercompany interest, net	(14.9)	14.9	—	—	—

Interest and Other Financing Costs, net	21.1	15.3	—	—	36.4

Income before income taxes	28.6	27.1	35.0	(35.0)	55.7
Provision for Income Taxes	10.1	10.6	—	—	20.7

Net income	$18.5	$16.5	$35.0	$(35.0)	$35.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the nine months ended June 30, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$6,568.6	$2,120.5	$—	$—	$8,689.1
Equity in Net Income of Subsidiaries	—	—	186.7	(186.7)	—
Management Fee Income	—	—	45.3	(45.3)	—

	6,568.6	2,120.5	232.0	(232.0)	8,689.1
Costs and Expenses:
Cost of services provided	6,143.5	1,801.7	—	(46.4)	7,898.8
Depreciation and amortization	152.8	98.1	—	0.2	251.1
Selling and general corporate expenses	52.8	31.0	45.3	0.9	130.0
Goodwill impairment	—	35.0	—	—	35.0

	6,349.1	1,965.8	45.3	(45.3)	8,314.9

Operating income	219.5	154.7	186.7	(186.7)	374.2
Interest and Other Financing Costs, net:
Interest expense, net	104.3	1.2	—	—	105.5
Intercompany interest, net	(44.8)	44.8	—	—	—

Interest and Other Financing Costs, net	59.5	46.0	—	—	105.5

Income before income taxes	160.0	108.7	186.7	(186.7)	268.7
Provision for Income Taxes	44.4	37.6	—	—	82.0

Net income	$115.6	$71.1	$186.7	$(186.7)	$186.7

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended July 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,035.4	$757.0	$—	$—	$2,792.4
Equity in Net Income of Subsidiaries	—	—	71.4	(71.4)	—
Management Fee Income	—	—	9.1	(9.1)	—

	2,035.4	757.0	80.5	(80.5)	2,792.4
Costs and Expenses:
Cost of services provided	1,910.1	631.7	—	(9.6)	2,532.2
Depreciation and amortization	47.2	32.2	—	—	79.4
Selling and general corporate expenses	17.6	9.7	9.1	0.5	36.9

	1,974.9	673.6	9.1	(9.1)	2,648.5

Operating income	60.5	83.4	71.4	(71.4)	143.9
Interest and Other Financing Costs, net:
Interest expense, net	31.8	0.4	—	—	32.2
Intercompany interest, net	(20.8)	20.8	—	—	—

Interest and Other Financing Costs, net	11.0	21.2	—	—	32.2

Income before income taxes	49.5	62.2	71.4	(71.4)	111.7
Provision for Income Taxes	17.4	22.9	—	—	40.3

Net income	$32.1	$39.3	$71.4	$(71.4)	$71.4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the nine months ended July 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$6,220.5	$1,961.2	$—	$—	$8,181.7
Equity in Net Income of Subsidiaries	—	—	196.9	(196.9)	—
Management Fee Income	—	—	28.1	(28.1)	—

	6,220.5	1,961.2	225.0	(225.0)	8,181.7
Costs and Expenses:
Cost of services provided	5,824.7	1,639.6	—	(29.6)	7,434.7
Depreciation and amortization	141.2	94.7	—	0.1	236.0
Selling and general corporate expenses	49.2	28.6	28.1	1.4	107.3

	6,015.1	1,762.9	28.1	(28.1)	7,778.0

Operating income	205.4	198.3	196.9	(196.9)	403.7
Interest and Other Financing Costs, net:
Interest expense, net	95.8	1.0	—	—	96.8
Intercompany interest, net	(62.3)	62.3	—	—	—

Interest and Other Financing Costs, net	33.5	63.3	—	—	96.8

Income before income taxes	171.9	135.0	196.9	(196.9)	306.9
Provision for Income Taxes	59.3	50.7	—	—	110.0

Net income	$112.6	$84.3	$196.9	$(196.9)	$196.9

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$97.5	$172.8	$26.7	$—	$297.0
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(147.1)	(78.3)	(0.7)	—	(226.1)
Disposals of property and equipment	38.1	6.5	—	—	44.6
Acquisitions of businesses, net of cash acquired	(111.5)	(9.1)	—	—	(120.6)
Other investing activities	3.6	3.0	—	—	6.6

Net cash used in investing activities	(216.9)	(77.9)	(0.7)	—	(295.5)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	129.3	—	—	—	129.3
Payment of long-term borrowings	(17.3)	(8.9)	—	—	(26.2)
Proceeds from issuance of common stock	—	—	41.5	—	41.5
Repurchase of stock	—	—	(113.5)	—	(113.5)
Payment of dividends	—	—	(37.8)	—	(37.8)
Other financing activities	2.2	—	—	—	2.2
Change in intercompany, net	0.2	(84.0)	83.8	—	—

Net cash provided by (used in) financing activities	114.4	(92.9)	(26.0)	—	(4.5)

Increase (decrease) in cash and cash equivalents	(5.0)	2.0	—	—	(3.0)
Cash and cash equivalents, beginning of period	46.9	9.2	—	—	56.1

Cash and cash equivalents, end of period	$41.9	$11.2	$—	$—	$53.1

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the nine months ended July 1, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$155.0	$146.4	$8.8	$—	$310.2
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(145.4)	(81.5)	(0.1)	—	(227.0)
Disposals of property and equipment	10.0	3.5	—	—	13.5
Acquisitions of businesses, net of cash acquired	(63.9)	(44.6)	—	—	(108.5)
Other investing activities	8.2	10.5	—	—	18.7

Net cash used in investing activities	(191.1)	(112.1)	(0.1)	—	(303.3)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	380.8	—	—	—	380.8
Payment of long-term borrowings	(229.8)	(5.1)	—	—	(234.9)
Proceeds from issuance of common stock	—	—	31.0	—	31.0
Repurchase of stock	—	—	(147.1)	—	(147.1)
Payment of dividends	—	—	(30.3)	—	(30.3)
Other financing activities	(10.5)	—	1.1	—	(9.4)
Change in intercompany, net	(106.5)	(30.1)	136.6	—	—

Net cash provided by (used in) financing activities	34.0	(35.2)	(8.7)	—	(9.9)

Decrease in cash and cash equivalents	(2.1)	(0.9)	—	—	(3.0)
Cash and cash equivalents, beginning of period	33.8	11.4	0.1	—	45.3

Cash and cash equivalents, end of period	$31.7	$10.5	$0.1	$—	$42.3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three and nine months ended June 30, 2006 and July 1, 2005 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended September 30, 2005. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

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

As share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

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

RESULTS OF OPERATIONS

These tables present our sales and operating income (loss), and the related percentages attributable to each operating segment, for the three and nine months ended June 30, 2006 and July 1, 2005.

	Three Months Ended				Nine Months Ended
	June 30, 2006		July 1, 2005		June 30, 2006		July 1, 2005
Sales by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food and Support Services - United States	$1,874.0	64%	$1,815.3	65%	$5,542.1	64%	$5,297.5	65%
Food and Support Services - International	661.2	23%	594.0	21%	1,926.3	22%	1,715.3	21%
Uniform and Career Apparel - Rental	301.5	10%	282.9	10%	896.5	10%	839.9	10%
Uniform and Career Apparel - Direct Marketing	96.9	3%	100.2	4%	324.2	4%	329.0	4%

	$2,933.6	100%	$2,792.4	100%	$8,689.1	100%	$8,181.7	100%

	Three Months Ended				Nine Months Ended
	June 30, 2006		July 1, 2005		June 30, 2006		July 1, 2005
Operating Income (Loss) by Segment	$	%	$	%	$	%	$	%
	(dollars in millions)
Food and Support Services - United States	$88.7	96%	$97.7	67%	$272.8	73%	$270.0	67%
Food and Support Services - International	30.5	33%	21.2	15%	88.8	24%	60.1	15%
Uniform and Career Apparel - Rental	34.2	37%	31.3	22%	98.7	26%	91.3	22%
Uniform and Career Apparel - Direct Marketing	(45.9)	-50%	2.6	2%	(39.3)	-11%	12.1	3%

	107.5	116%	152.8	106%	421.0	112%	433.5	107%
Corporate	(15.4)	-16%	(8.9)	-6%	(46.7)	-12%	(29.7)	-7%

	$92.1	100%	$143.9	100%	$374.3	100%	$403.8	100%

Consolidated Overview

Sales of $2.9 billion for the fiscal 2006 third quarter and $8.7 billion for the nine-month period represented an increase of 5% and 6%, respectively, over the prior year periods. Excluding the impact of acquisitions, divestitures and foreign currency translation, the consolidated sales increase was also 5% and 6% for the three and nine-month periods, respectively. Operating income was $92.1 million for the fiscal 2006 third quarter and $374.3 million for the nine-month period. While the effect of acquisitions, divestitures and currency translation was not significant, fiscal 2006 operating income includes a charge for stock option expense of approximately $3.4 million and $12.5 million for the three and nine-month periods, respectively. The three and nine-month periods of fiscal 2006 also include a charge of approximately $43.0 million for the write-down of goodwill and adjustments to asset and liability carrying values in the Uniform and Career Apparel - Direct Marketing segment. Operating income for the nine-month period of fiscal 2005 included $9.7 million representing our share of the gain on a real estate sale by a 50%-owned equity affiliate and a charge of $7.4 million, which included the effects of our decision to exit the West African oil services business and UK severance costs.

Interest and other financing costs, net, for the three and nine-month periods of fiscal 2006 increased approximately $4.2 million and $8.7 million, respectively, from the prior year periods due principally to higher year-over-year interest rates. The effective income tax rate for the fiscal 2006 nine-month period was 30.5% compared to 35.8% in fiscal 2005. The favorable adjustment ($14.9 million) in the 2006 first quarter, related to the settlement of certain open tax years, and higher employment related and other tax credits reduced the 2006 effective rate.

Net income for the three and nine-months of fiscal 2006 was $35.0 million and $186.7 million, compared to $71.4 million and $196.9 million in the prior year periods, respectively. Third quarter 2006 diluted earnings per share were $0.19, on a weighted average share base of 185.0 million shares, as compared to the $0.38 per share reported last year on a share base of 188.1 million shares. For the nine-month periods, diluted earnings per share were $1.01 in 2006 and $1.04 in 2005 on a weighted average share base of 185.3 million and 188.8 million, respectively.

Segment Results

The following tables present a fiscal 2006/2005 comparison of segment sales and operating income (loss) together with the amount of and percentage change between periods.

	Three Months Ended				Nine Months Ended
	June 30, 2006	July 1, 2005	Change		June 30, 2006	July 1, 2005	Change
Sales by Segment			$	%			$	%
	(dollars in millions)
Food and Support Services - United States	$1,874.0	$1,815.3	$58.7	3%	$5,542.1	$5,297.5	$244.6	5%
Food and Support Services - International	661.2	594.0	67.2	11%	1,926.3	1,715.3	211.0	12%
Uniform and Career Apparel - Rental	301.5	282.9	18.6	7%	896.5	839.9	56.6	7%
Uniform and Career Apparel - Direct Marketing	96.9	100.2	(3.3)	-3%	324.2	329.0	(4.8)	-1%

	$2,933.6	$2,792.4	$141.2	5%	$8,689.1	$8,181.7	$507.4	6%

	Three Months Ended				Nine Months Ended
	June 30, 2006	July 1, 2005	Change		June 30, 2006	July 1, 2005	Change
Operating Income (Loss) by Segment			$	%			$	%
	(dollars in millions)
Food and Support Services - United States	$88.7	$97.7	$(9.0)	-9%	$272.8	$270.0	$2.8	1%
Food and Support Services - International	30.5	21.2	9.3	44%	88.8	60.1	28.7	48%
Uniform and Career Apparel - Rental	34.2	31.3	2.9	9%	98.7	91.3	7.4	8%
Uniform and Career Apparel - Direct Marketing	(45.9)	2.6	(48.5)	n/a	(39.3)	12.1	(51.4)	n/a
Corporate	(15.4)	(8.9)	(6.5)	74%	(46.7)	(29.7)	(17.0)	57%

	$92.1	$143.9	$(51.8)	-36%	$374.3	$403.8	$(29.5)	-7%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the three and nine-month periods of fiscal 2006 increased 3% and 5%, respectively, over the prior year periods primarily due to growth in the Education, Sports & Entertainment, Corrections and Refreshment businesses. Excluding the impact of acquisitions and divestitures, sales increased 4% and 6% for the three and nine-month periods, respectively. For the third quarter, sales in the Business Services sector increased slightly compared to the prior year period, as growth in the Corrections and Refreshment Services businesses was partially offset by a decline in the Business Dining Services business. The Education sector experienced high single digit sales growth as a result of base business growth in Higher Education and K-12, as well as service expansion in Facilities. The Healthcare sector reported a slight sales increase as the impact of base business growth was offset by prior year lost business. The Sports & Entertainment sector experienced mid single digit sales growth driven principally by stadiums and arenas from the return of hockey and more baseball games, which was somewhat offset by the continuing impact of the hurricanes on our Convention Center business. The National Hockey League Collective Bargaining Agreement expired in September 2004 and the National Hockey League (“NHL”) and the NHL Players’ Association failed to agree on the terms of a new Collective Bargaining Agreement. On September 17, 2004, the owners of the NHL teams locked out the NHL players. As a result, the Food and Support Services—United States segment results for the 2005 three and nine-month periods did not include operating results from NHL venues. In July 2005, the NHL and the NHL Players’ Association announced an agreement which is effective for the 2005/2006 hockey season, and segment results for the 2006 three and nine-month periods include operating results from NHL venues.

Segment operating income was $88.7 million compared to $97.7 million in the 2005 third quarter, as the increase related to NHL venues was more than offset by the decrease from the negative impact of two contract terminations, the continuing impact of the hurricanes on our Convention Center business, previously lost facilities service contracts and increased spending for sales and marketing initiatives and technology projects.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the three and nine-month periods increased 11% and 12%, respectively, compared to the prior year due to acquisitions (approximately 1% and 5%, respectively), net new accounts (approximately 4% and 3%, respectively), increased volume (approximately 3% and 5%, respectively) and foreign currency translation (approximately 3% and -1%, respectively). The increase was driven by continued strong growth in Chile, Canada and Germany, which benefited from the World Cup soccer matches.

Third quarter operating income increased from $21.2 million in the prior year period to $30.5 million. The growth was driven principally by continued improvement in our UK operations as well as good performance in Canada, reflecting continued strong remote camps business, and in Germany.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales increased 7% for both the three and nine-month periods compared to the prior year. Sales growth, excluding the effects of acquisitions and divestitures, was 5% for the third quarter due to new business sold (13%), lost business (-8%), price increases (2%) and a decline in base business (-2%).

Operating income increased 9% and 8% in the respective three and nine-month periods, due principally to the increased sales and favorable merchandise costs. Third quarter operating income margins increased about 25 basis points to 11.4%, despite the current high energy costs which negatively affected the margin by approximately 50 basis points compared to the prior year, and the ongoing investment in the sales force.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales decreased 3% and 1% for the three and nine-month periods, respectively, compared to the prior year, reflecting continued softness at Galls and WearGuard-Crest healthcare. The segment reported an operating loss of $45.9 million in the quarter compared to $2.6 million of operating income in the prior year period, primarily due to a $35.0 million goodwill impairment charge and approximately $8.0 million of other asset and liability adjustments at WearGuard-Crest, which consisted principally of adjustments to inventory carrying value. These charges were the result of current business realignment initiatives at WearGuard-Crest.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $15.4 million and $46.7 million for the three and nine-month periods of fiscal 2006, compared to $8.9 million and $29.7 million for the comparable prior year periods, respectively. The increase was due principally to the expensing of stock options, which commenced in the first quarter of fiscal 2006 in connection with the adoption of SFAS No. 123R, other share-based compensation expense and legal fees.

OUTLOOK

Looking forward for the balance of the fiscal year, we expect energy prices to continue to pressure operating margins, particularly in the Uniform and Career Apparel—Rental segment, and the continuing impact of Hurricane Katrina to affect our Convention Center operations. Despite the strong performance in the Food and Support Services—International segment during fiscal 2006, we expect somewhat slower growth in the fourth quarter as the seasonal remote camps business in Canada winds down, the impact of the World Cup is less significant and we lap the addition of several large mining contracts in Chile. We also expect the Uniform and Career Apparel—Direct Marketing segment to continue to be affected by lower than historical sales growth and margin pressure as we reposition this business. Finally, we expect interest expense to remain at levels higher than last year due to higher interest rates.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash provided by operating activities was $297 million and $310 million during the first nine months of fiscal 2006 and 2005, respectively. The principal components (in millions) of the net decrease were:

• Increase in net income and noncash charges, including share-based compensation expense	$19
• Reduction in accounts receivable sale proceeds	(31)
• Increased working capital requirements	(4)
• Other, net	3

$(13)

Accounts receivable proceeds in the prior year were higher than normal as a result of the December 2004 amendment increasing the size of the facility. Working capital requirements increased slightly, reflecting growth in the business and the timing of disbursements.

Total debt increased $141 million from fiscal year end due principally to the normal seasonal working capital needs and stock repurchases.

During the first nine months of fiscal 2006, the Company repurchased 4.1 million shares of Class B common stock at an aggregate cost of approximately $113.4 million, leaving approximately $138.1 million available for common stock repurchases under the existing Board of Directors authorization.

During each of the first three quarters of fiscal 2006, the Company paid a cash dividend of $0.07 per share, which totaled $37.8 million for the first nine months of fiscal 2006. At its August 8, 2006 meeting, the Board of Directors declared a dividend in the amount of $0.07 per share, payable on September 8, 2006 to holders of record of the Company’s Class A and Class B common stock at the close of business on August 18, 2006.

On July 17, 2006, ARAMARK Services, Inc., a wholly-owned subsidiary of the Company, borrowed approximately $300 million under its $900 million U.S. Credit Facility. The proceeds from this borrowing were used to repay ARAMARK Services, Inc.’s 7.00% Notes due July 15, 2006.

At July 28, 2006, there was approximately $315 million of unused committed credit availability under our U.S. Credit Facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $150 million of debt securities. The Company currently expects to fund acquisitions, capital expenditures, dividends and additional share repurchases and other liquidity needs from cash provided from operating activities, normal disposals of property and equipment, and borrowings available under our credit facilities or registered or private note issuances. As of June 30, 2006, there was approximately $485 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 30, 2005.

	Payments Due by Period
Contractual Obligations as of September 30, 2005	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings	$1,792,686	$33,948	$827,245	$676,522	$254,971
Capital lease obligations	48,199	12,415	17,395	11,197	7,192
Estimated interest payments (1)	296,300	106,500	122,200	39,600	28,000
Operating leases	576,170	157,103	133,115	98,657	187,295
Purchase obligations (2)	189,440	113,043	43,977	12,988	19,432
Other long-term liabilities reflected on the balance sheet (3)	103,216	9,000	—	—	94,216

	$3,006,011	$432,009	$1,143,932	$838,964	$591,106

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 30, 2005		Less than 1 year	1-3 years	3-5 years	Over 5 years
Letters of credit	$134,797	$134,797	$—	$—	$—
Guarantees	—	—	—	—	—

	$134,797	$134,797	$—	$—	$—

(1)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at September 30, 2005 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2006 through 2012 is $1,764,400, $1,325,900, $758,800, $508,300, $263,900, $255,000 and $250,000, respectively. The average interest rate (including interest rate swaps) for each fiscal year from 2006 through 2012 is 6.07%, 5.99%, 5.34%, 4.94%, 5.06%, 5.05% and 5.00%, respectively. Refer to Note 5 of the consolidated financial statements included in our fiscal 2005 Annual Report on Form 10-K for the terms and maturities of existing debt obligations.

(2)	Represents capital commitments in connection with several long-term concession contracts, client contract commitments and commitments to increase our ownership in our Chilean and Irish subsidiaries.

(3)	Includes certain unfunded employee retirement obligations.

During the second quarter of fiscal 2006, the Company increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $28 million in cash. Additionally, the Company completed the acquisition of a food service company in China and a regional uniform company. During the third quarter of fiscal 2006, the Company acquired the stock of an online catering company and a refreshment services company for approximately $80 million and future consideration of up to $85 million, to be determined based upon operating results of the catering company during the next five years. Additionally, the Company completed the acquisition of two regional uniform companies. Debt levels have increased through the third quarter. The Company increased its letters of credit, primarily in support of insurance arrangements, by approximately $25 million. During the third quarter of fiscal 2006, the Company entered into a guarantee arrangement with ARAMARK Trustees Limited, a wholly-owned subsidiary of the Company and trustee of the ARAMARK Pension Plan, the Company’s UK defined benefit pension plan (the “Plan”), whereby the Company has guaranteed the funding deficit of the Plan as required by the Pension Protection Fund in the event that the plan sponsor, ARAMARK Limited, a wholly-owned subsidiary of the Company, is unable to fund the deficit. The maximum potential liability to the Company under such arrangement at June 30, 2006 was approximately $55.5 million. No amount has been accrued at June 30, 2006 for the guarantee arrangement as management believes it is highly improbable the guarantee obligation will be triggered. Other than these changes, since September 30, 2005, there has been no material change in the Company’s future obligations.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $200 million and $292 million at June 30, 2006 and September 30, 2005, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At June 30, 2006 and September 30, 2005, respectively, $189 million and $190 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets.

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court, and remanding the matter back to the trial court for a new trial. The Company and its affiliates intend to defend themselves vigorously in this matter. The June 30, 2006 consolidated balance sheet has been adjusted to remove the previously recorded award liability and related expense recovery.

In June 2006, the Bermuda Monetary Authority (BMA) presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participates in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A Joint Provisional Liquidator (JPL) was appointed and authorized to assume control of Hatteras Re’s business. The activities of the JPL are currently underway and ARAMARK’s insurance claims are being paid by Hatteras Re under the direction of the JPL. A preliminary analysis by ARAMARK and its insurance advisors indicates Hatteras Re has access to funds sufficient to pay ARAMARK’s estimated insurance claims for the relevant program periods. ARAMARK and its advisors are currently discussing with the JPL and other insurance carriers an alternative insurance solution for the covered periods, however, the terms and conditions of such an arrangement have not yet been determined and will be dependent in part on the future actions of the JPL and possibly other parties to the Hatteras Re proceedings. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK does not expect the final resolution will have a material adverse effect on the consolidated financial statements.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation is effective for ARAMARK beginning in fiscal 2008. The Company is currently evaluating the Interpretation.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Interpretation is effective for ARAMARK no later than the end of fiscal 2006. The Company is currently evaluating the Interpretation, and expects to record the cumulative effect of this change in accounting principle in the fourth quarter.

Effective October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment,” and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to October 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized for employee stock options, as options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. For the first nine months of fiscal 2006, $12.3 million of tax benefits were included in “Other financing activities.”

The Company has various share-based compensation programs, which include stock options and restricted stock units. As of June 30, 2006, the Company has reserved approximately 55.2 million shares of common stock for issuance pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

The compensation cost charged to expense in the three and nine months ended June 30, 2006 for share-based compensation programs was $4.8 million, before taxes of $1.8 million, and $17.0 million, before taxes of $6.4 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Income. No cost was capitalized during fiscal 2006.

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

The fair value of options granted was estimated using the Black-Scholes option valuation model and the assumptions noted in the table below. Expected volatility and expected dividend yield are based on actual historical experience of the Company’s stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the SEC Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Fiscal 2006
Expected volatility	20.00%
Expected dividend yield	1.10%
Expected life (in years)	6.25
Risk-free interest rate	4.35% - 5.10%

The weighted-average grant-date fair value of options granted during the first nine months of fiscal 2006 was $6.95 per option.

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	12,109	$21.35
Granted	2,567	$25.54
Exercised	(2,882)	$15.89
Forfeited/Cancelled	(930)	$20.14

Outstanding at June 30, 2006 (weighted-average remaining term of 7.5 years)	10,864	$23.90	$100,093

Exercisable at June 30, 2006	4,749	$23.56	$45,341

The total intrinsic value of stock options exercised during the first nine months of fiscal 2006 was $35.0 million.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $3.4 million and $12.5 million was charged to expense during the three and nine months ended June 30, 2006, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of June 30, 2006, there was approximately $38 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3 years.

Cash received from option exercises during the first nine months of fiscal 2006 was $41.5 million. The total tax benefit generated from options granted prior to October 1, 2005, which were exercised during the first nine months of fiscal 2006, was approximately $12.2 million, which was credited to “Capital surplus.”

Restricted Stock Units

The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services, generally four years.

Since fiscal 2004, the Company has issued restricted stock units to certain employees. Participants are entitled to additional restricted stock units, with a value equivalent to any cash dividends. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	575	$25.59
Granted	529	$25.94
Vested	(158)	$25.72
Forfeited	(89)	$25.66

Nonvested at June 30, 2006	857	$25.77

The compensation cost charged against income during the three and nine months ended June 30, 2006 for restricted stock unit awards was approximately $1.5 million and $4.5 million, respectively. The compensation cost charged against income during the three and nine months ended July 1, 2005 for restricted stock unit awards was approximately $1.0 million and $2.5 million, respectively. As of

June 30, 2006, there was approximately $20 million of unrecognized compensation cost related to restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of approximately 3 years.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of June 30, 2006, has not materially changed from September 30, 2005 (See Item 7A of the Annual Report on Form 10-K).

Beginning in November 2005, the Company has entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of June 30, 2006, the Company has contracts for approximately 581,000 MMBtu’s outstanding for the remainder of fiscal 2006 and fiscal 2007. As of June 30, 2006, the fair value of such agreements was approximately $0.6 million.

During April 2006, the Company entered into a series of foreign exchange forward contracts to hedge manufacturing costs in Mexico denominated in Mexican Pesos. The manufacturing costs are primarily for the Uniform and Career Apparel – Rental and Direct Marketing segments. The contracts were entered into to protect the Company’s exposure from currency fluctuations. As of June 30, 2006, the Company has contracts for approximately 42.0 million Mexican Pesos outstanding for the remainder of fiscal 2006. As of June 30, 2006, the fair value of such agreements was approximately $0.1 million.

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

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued the Company and certain affiliates, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. On January 18 and 19, 2005, a New Jersey jury found various ARAMARK entities liable for approximately $30 million in compensatory damages and $75 million in punitive damages. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damages awards below and remanded the matter back to the trial court for a new trial. The Company and its affiliates intend to defend themselves vigorously in this matter.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against ARAMARK Corporation and each of the Company’s directors. The two cases are putative class actions brought by shareholders alleging breaches of the duty of loyalty by the Company’s directors in connection with a proposal from a group of investors led by Joseph Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Joseph Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases make claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

(Third Quarter 2006)

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (April 1, 2006 – April 28, 2006)	0	$0.00	0	$138,115,177
Month 2 (April 29, 2006 – May 26, 2006)	0	$0.00	0	$138,115,177
Month 3 (May 27, 2006 – June 30, 2006)	0	$0.00	0	$138,115,177

(1)	The numbers in this column include shares of the Company’s common stock surrendered by stock option holders to pay the exercise price of stock options as follows: 0 for Month 1, 0 for Month 2 and 0 for Month 3.

(2)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. On November 2, 2004, the Company announced the addition of $200 million to the repurchase program. On November 15, 2005, the Company announced an addition of another $200 million to the repurchase program. The repurchase program will expire when all monies authorized for use in the program have been utilized.

ITEM 6.	EXHIBITS

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

August 9, 2006	/s/ John M. Lafferty
John M. Lafferty
Senior Vice President, Controller and Chief Accounting Officer