Form 10-K
period 2006-09-29
ARAMARK CORP/DE
filed 2006-11-22
CIK 1144528

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 29, 2006

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates at March 31, 2006: $4,391,464,698

Common stock outstanding at November 3, 2006:	Class A Common Stock	55,870,025 shares
	Class B Common Stock	124,363,519 shares

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1.

BUSINESS

Overview

ARAMARK Corporation (“ARAMARK,” the “Company,” “we” or “us”) is a leading provider of a broad range of managed services to business, educational, healthcare and governmental institutions and sports, entertainment and recreational facilities.

In the United States, we are one of the largest food, hospitality and facilities companies, and in most of the other countries in which we operate, we are one of the leading providers. Our uniform and career apparel business is the second largest in the United States and provides both rental and direct marketing services. Due to our geographic presence and our approximately 240,000 employees (including seasonal employees), we serve thousands of clients and millions of customers in 20 countries around the world. In this Annual Report, when we refer to our fiscal years, we say “fiscal” and the year number, as in “fiscal 2006,” which refers to our fiscal year ended September 29, 2006.

Segment information is incorporated by reference to footnote 15 of our consolidated financial statements.

Recent Events

On August 8, 2006, ARAMARK signed a definitive merger agreement under which Joseph Neubauer, Chairman and Chief Executive Officer, and investment funds managed by GS Capital Partners, CCMP Capital Advisors and J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC will acquire ARAMARK in a transaction valued at approximately $8.3 billion, including the assumption or repayment of approximately $2.0 billion of debt. Under the terms of the agreement, ARAMARK stockholders will receive $33.80 in cash for each share of ARAMARK common stock they hold. The Board of Directors of ARAMARK, on the unanimous recommendation of a special committee comprised entirely of independent directors, has approved the agreement and has recommended that ARAMARK’s stockholders approve the merger. The transaction is expected to be completed by late 2006 or early 2007, subject to receipt of stockholder approval and regulatory approvals, as well as satisfaction of other customary closing conditions.

Fiscal 2006 Acquisitions and Divestitures

During fiscal 2006, the Company increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $40 million in cash.

During the third quarter of fiscal 2006, the Company acquired the stock of SeamlessWeb Professional Solutions Inc., an Internet-based provider of food and related services to businesses, their customers, and their employees, and Park Avenue Office Services, a premier provider of office coffee service to businesses in south Florida, for approximately $75 million in cash and future consideration of up to $85 million, to be determined based upon operating results of SeamlessWeb Professional Solutions Inc. during the next five years.

Additionally, during fiscal 2006, the Company completed the acquisition of four regional uniform companies for approximately $14 million in cash.

The following chart provides a brief overview of our business:

History

Our business traces its history back to the 1930s, when we began providing vending services to plant employees in the aviation industry in Southern California. In 1959, our founders, Davre J. Davidson and William S. Fishman, combined their two businesses to form our predecessor company, which became publicly traded in 1960. In the ensuing years, we broadened our service offerings and expanded our client base, including through the acquisition of our uniform services business in 1977. In 1984, we completed a management buyout, and from 1984, our management and employees increased their ownership of the Company and, directly and through our employee benefit plans, owned approximately 90% of our equity capital until our public offering was completed in December 2001. The Company was incorporated in Delaware on June 28, 2001.

Food and Support Services

Our Food and Support Services group manages a number of interrelated services—including food, hospitality and facilities services—for businesses, healthcare facilities, school districts, colleges and universities, sports, entertainment and recreational venues, conference and convention centers, national and state parks and correctional institutions. In fiscal 2006, our Food and Support Services—United States segment generated $7.5 billion in sales, or 64% of our total sales. In fiscal 2006, our Food and Support Services—International segment generated $2.5 billion in sales, or 22% of our total sales.

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

Industry Overview

The food and support service industry involves the supply of food and beverage services and facilities services to a range of clients, including businesses, educational, governmental, correctional and healthcare facilities, and operators of sports, entertainment and recreational facilities in a variety of formats, service levels and price points.

Although we provide a range of services and call on a wide variety of clients, in recent years the food and support service industry has experienced consolidation and multi-national expansion. We believe that other recent dynamics in the food and support services industry include continued growth in the outsourcing of food service and facilities management as a result of:

•	clients focusing on their core competencies and outsourcing their non-core activities and services;

•	clients addressing the need to satisfy demanding customers;

•	clients facing increasing cost pressures and looking for cost-effective alternatives to self-administered food and support activities;

•	an increase in the retail orientation of food service management due to the proliferation of alternative retail outlets; and

•	continuing client interest in obtaining food and facilities support management services from one supplier.

Customers and Services—United States Segment

Our Food and Support Services—United States segment serves a number of client sectors, distinguished by the types of customers served and types of services offered. No individual client represents more than 1% of our consolidated sales, other than, collectively, a number of United States government agencies. Our Food and Support Services operations focus on serving clients in four principal sectors:

Business and Industry. We provide a range of business dining services, including on-site restaurants, catering, convenience stores and executive dining rooms.

We also offer a variety of facility management services to business and industry clients. These services include the management of housekeeping, plant operations and maintenance, energy management, groundskeeping, landscaping, capital program management and commissioning services and other facility consulting services relating to building operations.

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

Sports & Entertainment. We provide concessions, banquet and catering services, retail, merchandise and novelty sales, recreational and lodging services and facilities management services at sports, entertainment and recreational facilities. We serve 75 professional and college sports teams, including 45 teams in Major League Baseball, the National Basketball Association, the National Football League and the National Hockey League. We also serve 40 convention and civic centers, 15 national and state parks and other resort operations, plus numerous concert venues, entertainment complexes and other popular tourist attractions across the United States.

We own approximately 50% of SMG, a leader in providing outsourced management of public assembly facilities including arenas, stadiums and theaters, as well as convention centers. The facilities managed by SMG include facilities throughout the United States, as well as facilities in Europe and Canada.

Higher Education and Education K-12. We provide a wide range of food and facility services at more than 1,000 colleges, universities, school systems and districts and private schools. We offer our education clients a single source provider for managed service solutions, including dining, catering, food service management, convenience-oriented retail operations, facilities maintenance, custodial, grounds, energy, construction management, capital project management and building commissioning.

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

Customers and Services—International Segment

Our Food and Support Services—International segment provides a similar range of services as that provided to our United States clients and operates in several sectors, including business and industry, healthcare and education. In addition, in the international segment, we provide lodging, food service, commissary and facilities management at remote sites, such as offshore drilling platforms and mining and other remote camps. Our international services are provided in 19 countries outside the United States. Our largest international operations are in the United Kingdom, Canada, Germany, Chile, Ireland, Spain and Belgium, and in each of these countries we are one of the leading food service providers. We also have operations in Mexico, Korea and China and we own approximately 50% of AIM Services Co., Ltd., a leader in providing outsourced food services in Japan. The clients we serve in each country are typically similar to those served in the United States and vary by country depending upon local dynamics and conditions. There are particular risks attendant with our international operations. Please see the “Risk Factors” section.

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

Our relationship with SYSCO is important to our operations. In fiscal 2006, SYSCO distributed approximately 53% of our food and non-food products in the United States and Canada, and we believe that we are one of SYSCO’s largest customers. However, we believe that the products acquired through SYSCO can, in all significant cases, be purchased through other sources and that termination of our relationship with SYSCO or any disruption of SYSCO’s business would cause only short-term disruptions to our operations.

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

Profit and Loss Contracts. Under profit and loss contracts, we receive all of the revenue from, and bear all of the expenses of, the provision of our services at a client location. Expenses under profit and loss contracts sometimes include commissions paid to the client, typically calculated as a fixed or variable percentage of various categories of sales, and, in some cases, require minimum guaranteed commissions. While we may benefit from greater upside potential with a profit and loss contract, we are responsible for all the operating costs and consequently bear greater downside risk than with a client interest contract. For fiscal 2006, approximately 74% of our food and support services sales were derived from profit and loss contracts.

Client Interest Contracts. Client interest contracts include management fee contracts, under which our clients reimburse our operating costs and pay us a management fee, which may be calculated as a fixed dollar amount or a percentage of sales or operating costs. Some management fee contracts entitle us to receive incentive fees based upon our performance under the contract, as measured by factors such as sales, operating costs and customer satisfaction surveys. Client interest contracts also include limited profit and loss contracts, under which we receive a percentage of any profits earned from the provision of our services at the facility and we generally receive no payments if there are losses. As discussed above under “Purchasing,” we receive vendor consideration, including rebates, allowances and volume discounts that we retain except in those cases and to the extent that, under certain arrangements, they are passed through to our clients. For our client interest contracts, both our upside potential and downside risk are reduced compared to our profit and loss contracts. For fiscal 2006, approximately 26% of our food and support services revenues were derived from client interest contracts.

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

Competition

There is significant competition in the food and support services business from local, regional, national and international companies, as well as from businesses, healthcare institutions, colleges and universities, correctional facilities, school districts and public assembly facilities. Institutions may decide to operate their own services following the expiration or termination of contracts with us or with our competitors. In our Food and Support Services—United States segment, our major external competitors include other multi-regional food and support service providers, such as Centerplate, Inc., Compass Group plc, Delaware North Companies Inc. and Sodexho Alliance SA. Internationally, our major external food service and support service competitors include Compass Group plc, Elior SA, International Service System A/S and Sodexho Alliance SA. We also face competition from many regional and local service providers.

We believe that the principal competitive factors in our business include:

•	quality and breadth of services and management talent;

•	service innovation;

•	reputation within the industry;

•	customer and supplier pricing; and

•	financial strength and stability.

Seasonality

Our sales and operating results have varied, and we expect them to continue to vary, from quarter to quarter as a result of different factors. Within our Food and Support Services—United States segment, historically there has been a lower level of activity during the first and second fiscal quarters in the generally higher margin sports, entertainment and recreational services. This lower level of activity historically has been partially offset during our first and second fiscal quarters by the increased provision of campus and school support services. Conversely, historically there has been a significant increase in the provision of sports, entertainment and recreational services during the third and fourth fiscal quarters, which is partially offset by the effect of summer recess at colleges, universities and schools.

Uniform and Career Apparel

Overview

Our Uniform and Career Apparel group provides uniforms, career and image apparel, equipment, work clothes and accessories to meet the needs of clients in a wide range of industries in the United States, including manufacturing, transportation, construction, restaurants and hotels, public safety, healthcare and pharmaceutical industries and many others. We supply garments, other textile and paper products, public safety equipment and other accessories through rental and direct purchase programs to businesses, government agencies and individuals.

Customers use our uniforms to meet a variety of needs, including:

•	establishing corporate identity and brand awareness—uniforms can help identify employees working for a particular company or department and promote a company’s brand identity;

•	projecting a professional image—uniformed employees are perceived as trained, competent and dependable, and uniforms provide a professional image of employees by enhancing the public appearance of those employees and their company;

•	protecting workers—uniforms can help protect workers from difficult environments such as heavy soils, heat, flame or chemicals;

•	protecting products—uniforms can help protect products against contamination in the food, pharmaceutical, electronics, health care and automotive industries; and

•	retaining employees—uniforms can enhance worker morale and help promote teamwork.

Uniform and Career Apparel—Rental Segment

Our Uniform and Career Apparel—Rental segment provides a full service employee uniform solution, including design, sourcing and manufacturing, delivery, cleaning and maintenance. We rent or lease uniforms, career and image apparel, work clothing, outerwear, particulate-free garments and additional textile and related products to businesses in a wide range of industries throughout the United States. Our uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear. We also offer nongarment items and related services, including industrial towels, floor mats, mops, linen products, as well as paper products and safety products. Our uniform rental business is the second largest in the United States, generating $1.2 billion in sales, or 10% of our total fiscal 2006 sales.

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

Customers and Services

Our Uniform and Career Apparel—Rental segment serves businesses of all sizes in many different industries. We have a diverse customer base, serving customers in 45 states and one Canadian province, from over 200 service location and distribution centers across the United States and two service centers in Ontario, Canada. We offer a range of garment rental service options, from full-service rental programs in which we clean and service garments and replace uniforms as needed, to lease programs in which garments are cleaned and maintained by individual employees. We also clean and service customer-owned uniforms.

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

Operations

We operate our uniform rental business as a network of 76 laundry plants and 144 satellite plants and depots supporting over 2,800 pick-up and delivery routes. We operate a fleet of service vehicles that pick up and deliver uniforms for cleaning and maintenance.

We operate cutting and sewing plants in Mexico, which satisfy a substantial amount of our standard uniform inventory needs. We also purchase additional uniform and textile products as well as equipment and supplies from several domestic suppliers and, to a limited extent, from non-domestic suppliers. The loss of any one vendor would not have a significant impact on us.

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

Competition

Although the United States rental industry has experienced some consolidation, there is significant competition in all the areas that we serve, and such competition varies from location to location. Although much of the competition consists of smaller local and regional firms, we also face competition from other large national firms such as Cintas Corporation, G&K Services, Inc. and Unifirst Corporation. We believe that the primary competitive factors that affect our operations, in order of importance, are quality, service, design, consistency of product, garment cost and distribution capability, particularly for large multi-location customers, and price. We believe that our ability to compete effectively is enhanced by the quality and breadth of our product line.

Uniform and Career Apparel—Direct Marketing Segment

Our Uniform and Career Apparel—Direct Marketing segment designs, sells and distributes personalized uniforms, rugged work clothing, outerwear, business casual apparel and footwear, public safety equipment and accessories through mail order catalogs, the internet, telemarketing, retail and field sales representatives. In fiscal 2006, this segment generated $418 million in sales, or 4% of our total company sales, substantially all in the United States. Teamed with our rental business, our direct marketing enables us to provide a total uniform solution to our clients.

Customers and Services

WearGuard-Crest. We are a designer and leading national distributor of distinctive image apparel, which includes uniforms and work clothing, to workers in a wide variety of industries including construction, utilities, repair and maintenance services, restaurant and hospitality. We deliver expanded services to customers through catalog, the internet and telemarketing sales channels. With its recognized brand name, WearGuard designs and embroiders personalized uniforms and logos for customers through an extensive computer assisted design center and distributes work clothing, outerwear, business casual apparel and footwear throughout the United States. WearGuard operates one company outlet store under the WearGuard name.

Galls. Galls is one of the country’s largest suppliers of uniforms and equipment to public safety professionals. This multi-channel business (catalog, telemarketing sales, field sales, the internet and retail) caters to the special needs of people involved in public safety, law enforcement, fire fighting, federal government agency, military and emergency medical services. Galls markets public safety equipment and apparel under the Galls, Dynamed and other brand names to over one million individuals, as well as to public safety departments, private security companies and the Military. Galls operates seven retail store locations in California and Kentucky.

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

Sales and Marketing

Our direct marketing operations distribute approximately 27 million catalogs annually to approximately 6 million existing and prospective customers. Catalog distribution is based on the selection of recipients in accordance with predetermined criteria from customer lists developed by WearGuard and Galls as well as those purchased or rented from other organizations. Our in-bound and out-bound telemarketing operations are staffed by approximately 500 trained professionals. We also sell across the Internet at www.aramark-uniform.com and www.galls.com.

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

Employees of ARAMARK

As of September 29, 2006, we had a total of approximately 240,000 employees, including seasonal employees, consisting of approximately 160,000 full-time and approximately 80,000 part-time employees in our four business segments. The number of part-time employees varies significantly from time to time during the year due to seasonal and other operating requirements. We generally experience our highest level of employment during the fourth quarter. The approximate number of employees by segment is as follows: Food and Support Services—United States: 150,000; Food and Support Services—International: 75,000; Uniform and Career Apparel—Rental: 13,000; and Uniform and Career Apparel—Direct Marketing: 1,800. In addition, the ARAMARK corporate staff is approximately 200 employees. Approximately 37,000 employees in the United States are covered by collective bargaining agreements. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

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

Because we serve alcoholic beverages at many sports, entertainment and recreational facilities, including convention centers and national and state parks, we also hold liquor licenses incidental to our contract food service business and are subject to the liquor license requirements of the jurisdictions in which we hold a liquor license. As of September 29, 2006, our subsidiaries held liquor licenses in 43 states and the District of Columbia, three Canadian provinces and certain other countries. Typically, liquor licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of our operations, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, and storage and dispensing of alcoholic beverages. We have not encountered any material problems relating to alcoholic beverage licenses to date. The failure to receive or retain a liquor license in a particular location could adversely affect our ability to obtain such a license elsewhere. Some of our contracts require us to pay liquidated damages during any period in which our liquor license for the facility is suspended, and most contracts are subject to termination if we lose our liquor license for the facility. Our service of alcoholic beverages is also subject to state, provincial and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to minors or visibly intoxicated persons. If we violate dram shop laws, we may be liable to the patron or to third parties for the acts of the patron. We sponsor regular training programs designed to minimize the likelihood of such a situation. However, we cannot guarantee that intoxicated or minor patrons will not be served or that liability for their acts will not be imposed on us.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). These filings are available to the public over the Internet at the Securities and Exchange Commission’s web site at www.sec.gov. You may also read and copy any document we file at the Securities and Exchange Commission’s public reference room at 100 F. Street, N.E., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference room.

Our principal Internet address is www.aramark.com. We make available free of charge on www.aramark.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Business Conduct Policy includes a code of ethics for our principal executive officer, our principal financial officer and our principal accounting officer and applies to all of our employees and non-employee directors. Our Business Conduct Policy is available on the Investor Relations section of our website at www.aramark.com and is available in print to any stockholder who requests it by writing or telephoning us at the address or telephone number set forth below. Our Corporate Governance Guidelines and the charters of our Audit and Corporate Practices Committee, our Nominating and Corporate Governance Committee and our Compensation and Human Resources Committee also are available on the Investor Relations section of our website at www.aramark.com and are available in print to any stockholder who requests them.

You may request a copy of our SEC filings (excluding exhibits) and our Business Conduct Policy, Corporate Governance Guidelines, and charters of the Committees referenced above at no cost by writing or telephoning us at the following address or telephone number:

ARAMARK Corporation

1101 Market Street

Philadelphia, PA 19107

Attention: Investor Relations

Telephone: (215) 238-3708

The references to our web site and the SEC’s web site are intended to be inactive textual references only and the contents of those websites are not incorporated by reference herein.

In accordance with New York Stock Exchange (“NYSE”) rules, on March 8, 2006, the Company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the Company of the NYSE’s corporate governance listing standards. The Company also files with each of its Form 10-Qs and its Form 10-K certifications by the CEO and the CFO under sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 1A. Risk Factors

General

Unfavorable economic conditions and increased operating costs adversely affect our results of operations and financial condition.

Each of our business segments has been adversely affected by weaker economic conditions in the United States during the past several years, including with respect to manufacturing, technology and service industry clients. Layoffs and business downturns among our business clients have negatively affected our sales and operating results. A national or international economic downturn reduces demand for our services in each of our operating segments, which has resulted, and may in the future result, in the loss of business or increased pressure to contract for business on less favorable terms than our generally preferred terms. In addition, insolvency experienced by clients, especially larger clients, particularly in the non-profit healthcare and airline industries, could make it difficult for us to collect amounts we are owed and could result in the voiding of existing contracts. Similarly, financial distress or insolvency, if experienced by our key vendors and service providers such as insurance carriers, could significantly increase our costs. Any future terrorist attacks, and the national and global military, diplomatic and financial response to such attacks or other threats also may adversely affect our sales and operating results. Natural disasters also may affect our sales and operating results. For example, Hurricanes Katrina and Rita, which badly damaged the Gulf Coast of the United States in August and September of 2005, impacted many of ARAMARK’s food service, facilities and uniform clients in Louisiana, Mississippi, Alabama and Texas. ARAMARK experienced lost and closed client locations, business disruptions and delays, the loss of inventory and other assets, and the effect of the temporary conversion of a number of ARAMARK client locations to provide food and shelter to those left homeless by the storms.

Our profitability can be adversely affected to the extent we are faced with cost increases for food, wages, other labor related expenses (including workers’ compensation, state unemployment insurance and healthcare costs), insurance, fuel, utilities, piece goods, clothing and equipment, especially to the extent we were unable to recover such increased costs through increases in the prices for our products and services, due to general economic conditions, competitive conditions, or both. For example, oil and natural gas prices have fluctuated significantly in the last several years. Substantial increases in the cost of fuel and utilities have historically resulted in substantial cost increases in our uniform services business, and to a lesser extent in our food and support services segment. In addition, approximately 74% of our food and support services sales are from profit and loss contracts under which we have limited ability to pass on cost increases to our clients.

Our business may suffer if we are unable to hire and retain sufficient qualified personnel or if labor costs increase.

In the past, the United States has periodically experienced reduced levels of unemployment, which has created a shortage of qualified workers at all levels. Given that our workforce requires large numbers of entry level and skilled workers and managers, low levels of unemployment can compromise our ability in certain of our businesses to continue to provide quality service or compete for new business. From time to time, we have had difficulty in hiring and maintaining qualified management personnel, particularly at the entry management level. We will continue to have significant requirements to hire such personnel. Our success also depends to a substantial extent on the ability, experience and performance of our management, particularly our Chairman and Chief Executive Officer, Joseph Neubauer. We also regularly hire a large number of part-time workers, particularly in our food and support services segments. Any difficulty we may encounter in hiring such workers could result in significant increases in labor costs which could have a material adverse effect on our business, financial condition and results of operations. Competition for labor has resulted in wage increases in the past and future competition could substantially increase our labor costs. Due to the labor intensive nature of our businesses and the fact that 74% of our Food and Support Services segment’s sales are from profit and loss contracts under which we have limited ability to pass along cost increases, a shortage of labor or increases in wage levels in excess of normal levels could have a material adverse effect on our results of operations.

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

The process of integrating acquired operations into our existing operations may result in operating, contract and supply chain difficulties, such as the failure to retain clients or management personnel and problems coordinating technology and supply chain arrangements. Also, in connection with any acquisition, we could fail to discover liabilities of the acquired company for which we may be responsible as a successor owner or operator in spite of any investigation we make prior to the acquisition. In addition, labor laws in certain countries may require us to retain more employees than would otherwise be optimal from entities we acquire. Such difficulties may divert significant financial, operational and managerial resources from our existing operations, and make it more difficult to achieve our operating and strategic objectives. The diversion of management attention, particularly in a difficult operating environment, may affect our sales. Similarly, our business depends on effective information technology systems and implementation delays or poor execution of the integration of different information technology systems could disrupt our operations and increase costs. Possible future acquisitions could result in the incurrence of additional debt and related interest expense, contingent liabilities and amortization expenses related to intangible assets, which could have a material adverse effect on our financial condition, operating results and/or cash flow, or in the issuance of additional shares of our common stock. In addition, goodwill resulting from business combinations represents a significant portion of the Company’s assets. If the goodwill were deemed to be impaired, we would need to take a charge to earnings to write down the goodwill to its fair value.

If we fail to comply with requirements imposed by applicable law or other governmental regulations, we could become subject to lawsuits and other liabilities and restrictions on our operations that could significantly and adversely affect our business.

We are subject to governmental regulation at the federal, state, national, provincial and local levels in many areas of our business, such as food safety and sanitation, the sale of alcoholic beverages, minimum wage, overtime, wage payment, wage and hour and employment discrimination, human health and safety, federal motor carrier safety, environmental protection, the import and export of goods and customs regulations and the services we provide in connection with governmentally funded entitlement programs.

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

For example, the United States Attorney for the District of Columbia is conducting a criminal investigation of Galls, a provider of uniforms and equipment to public safety professionals and a division of ARAMARK Uniform & Career Apparel Group, Inc., one of our primary subsidiaries. On July 21, 2004, agents of the United States Department of Commerce, among others, executed a search warrant at the Lexington, Kentucky facilities of Galls to gather records in connection with certain export sales. Two grand jury subpoenas were subsequently issued from the United States District Court in the District of Columbia seeking certain records at Galls’ California facilities and United Kingdom facilities, among others. We believe the investigation surrounds the possible failure under export regulations and Office of Foreign Asset Control, or OFAC, regulations to obtain proper export licenses and authorizations in connection with the export of Galls products to various countries, including an embargoed country. We are continuing to review these matters and are cooperating with the government’s investigation.

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

A portion of our sales, estimated to be approximately 15% in fiscal 2006, is derived from business with United States federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures, particularly by our food and support services businesses, could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts, or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.

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

A significant portion of our sales is derived from international markets. During fiscal 2006, approximately 22% of our sales were generated outside the United States. We have a presence in 19 countries outside of the United States with approximately 75,000 personnel. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; differing local labor laws; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding, VAT and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have a material adverse effect on our international operations or on our consolidated financial condition and results of operations. We intend to continue to develop our business in emerging markets over the long term. Emerging market operations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar; economic and governmental instability; civil disturbances; volatility in gross domestic production; Foreign Corrupt Practice Act compliance issues; and nationalization and expropriation of private assets.

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

As of October 27, 2006 we had approximately $1.9 billion of outstanding indebtedness. The size of our indebtedness may restrict the pursuit of certain new business opportunities. We will also have to use a portion of our cash flow to service our debt, which may prevent us from pursuing certain new business opportunities and certain acquisitions. If we were to incur significant amounts of additional indebtedness in the future, the agreements relating to such indebtedness may include covenants more restrictive than our current debt agreements. Failure to satisfy financial and other covenants or make required debt payments could cause us to violate the terms of our credit facility agreements and thereby result in the exercise of remedies by our lenders, including acceleration of our indebtedness, impair our liquidity and limit our ability to raise additional capital.

Further unionization of our workforce may increase our costs.

Approximately 37,000 employees in our United States operations are represented by unions and covered by collective bargaining agreements. Certain unions representing employees in our United States Food and Support Services and Uniform and Career Apparel segments have begun a union campaign targeting us and the other major companies in our industry for increased representation of our workforce. We have always respected our employees’ right to unionize or not to unionize. However, the unionization of a significantly greater portion of our workforce could increase our overall costs at the affected locations and affect adversely our flexibility to run our business in the most efficient manner to remain competitive or acquire new business. In addition, any significant increase in the number of work stoppages at our various operations could affect adversely our business, financial condition or results of operations.

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

There is significant competition in the food and support services business from local, regional, national and international companies, of varying sizes, many of which have substantial financial resources. Our ability to successfully compete depends on our ability to provide quality services at a reasonable price and to provide value to our customers. Certain of our competitors have been and may in the future be willing to underbid us or accept a lower profit margin or expend more capital in order to obtain or retain business. This has been observed particularly in our business and industry sector in recent years. Also, certain regional and local service providers may be better established than we are within a specific geographic region. In addition, existing or potential clients may elect to self operate their food service, eliminating the opportunity for us to serve them or compete for the account. While we have a significant international presence, should business sector clients require multi-national bidding, we may be placed at a competitive disadvantage because we may not be able to offer services in as many countries as some of our competitors.

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

In fiscal 2006, one distributor provided approximately 53% of our food and non-food products in the United States and Canada, and if our relationship or their business were to be disrupted, we could experience disruptions to our operations and cost structure in such countries.

If our relationship with, or the business of, SYSCO, our main United States distributor of our food and non-food products were to be disrupted, we would have to arrange alternative distributors and our operations and cost structure could be adversely affected in the short term. Similarly, a sudden termination of the relationship with a significant provider in other geographic areas could in the short term adversely affect our ability to provide services and disrupt our customer relationships in such areas.

Governmental regulations relating to food and beverages may subject us to significant liability.

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

Our operations are exposed to fluctuations in garment and fuel prices. The cost of gasoline and natural gas has fluctuated significantly in the United States in the last several years. To the extent we are not able to mitigate or pass on our increased costs to customers—for fuel expenses or any other of our costs that may increase—our operating results may be negatively affected.

Risks Associated with the Merger

If the Merger is not completed, there may be a negative impact on our ongoing business.

If the Merger Agreement is not adopted by ARAMARK’s stockholders or if the Merger is not completed for any other reason, ARAMARK will remain an independent public company and the ARAMARK Class B common stock will continue to be listed and traded on the New York Stock Exchange. While we expect that management will operate the business in a manner similar to that in which it is being operated today, if the merger is not completed, ARAMARK may suffer negative financial ramifications, including as a result of paying the $120 million termination fee if such termination fee is required to be paid and the expenses incurred as a result of the proposed merger. In addition, a failed merger may result in negative publicity and/or a negative impression of the Company in the investment community. As a result, the business, prospects, results of operations or stock price of ARAMARK could be adversely impacted.

If we complete the merger and the related transactions, we will be a highly leveraged company and our substantial leverage could adversely affect our operations.

If we complete the merger, we will be a highly leveraged company. We estimate that the total amount of funds necessary to consummate the merger and related transactions will be approximately $8.3 billion, approximately $6.4 billion of which are expected to be provided through new borrowings. Upon closing, we also expect to have in place a new $600 million revolving credit for additional borrowings.

Our high degree of leverage could have important consequences, including:

•	increasing our vulnerability to general economic and industry conditions;

•	requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities will be at variable rates of interest;

•	restricting us from making strategic acquisitions or causing us to make non-strategic divestitures;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; and

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged.

We and our subsidiaries may have the ability to incur substantial additional indebtedness in the future, subject to any restrictions contained in the agreements governing our indebtedness. If new indebtedness is added to our expected post-closing debt levels, the related risks could intensify.

Our debt agreements after the Merger will contain restrictions that will limit our flexibility in operating our business.

We expect that the agreements governing our indebtedness will contain various covenants that will limit our ability to engage in specified types of transactions. These covenants will limit our and our subsidiaries’ ability to, among other things:

•	incur additional indebtedness or issue certain preferred shares;

•	pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•	make certain investments;

•	sell certain assets;

•	create liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	enter into certain transactions with our affiliates.

In addition, we expect that the revolving credit facility will require us to satisfy and maintain specified financial ratios and other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those ratios and tests. A breach of any of these covenants could result in a default with respect to the revolving credit facility. Upon our failure to maintain compliance with these covenants, the lenders could elect to declare all amounts outstanding under the revolving credit facility to be immediately due and payable and terminate all commitments to extend further credit under such facility. If we were unable to repay those amounts, the lenders under the revolving credit facility could proceed against the collateral granted to them to secure that indebtedness.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our principal executive offices are located at ARAMARK Tower, 1101 Market Street, Philadelphia, Pennsylvania 19107. Our principal real estate comprises primarily Uniform and Career Apparel facilities. As of September 29, 2006, we operated 287 service facilities in our Uniform and Career Apparel segments, consisting of industrial laundries, cleanroom laundries, warehouses, distribution centers, satellites, depots, stand alone garages and retail stores that are located in 40 states, Puerto Rico, Mexico and Canada. In addition, we operate three cutting and sewing plants in Mexico. Of these, approximately 59% are leased and approximately 41% are owned. We also own 16 buildings that we use in our Food and Support Services segments, including one large conference center, two office buildings and several office/warehouse spaces, and we lease approximately 185 premises, consisting of offices, office/warehouses and distribution centers. We also maintain other real estate and leasehold improvements, which we use in the Uniform and Career Apparel and Food and Support Services segments. No individual parcel of real estate owned or leased is of material significance to our total assets.

Item 3. Legal Proceedings

In connection with our acquisition of certain assets of Fine Host Corporation in December 2002, we received and have cooperated with document requests from the United States Attorney’s Office for the Southern District of New York and the United States Department of Agriculture’s Office of Inspector General regarding certain billing practices that Fine Host Corporation put in place prior to our acquisition of the assets of Fine Host Corporation. On September 30, 2005, we signed a settlement agreement with Fine Host Corporation in connection with certain claims for indemnification we had made under our acquisition agreement with Fine Host Corporation.

Our business is subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of water wastes and other substances. We engage in informal settlement discussions with federal, state and local authorities regarding allegations of violations of environmental laws at operations relating to primarily our uniform rental segment or to businesses conducted by our predecessors, the aggregate amount of which and related remediation costs we do not believe should have a material adverse effect on our financial condition or results of operations.

From time to time, we are a party to various legal actions involving claims incidental to the conduct of our business, including actions by clients, customers, employees and third parties, including under federal and state employment laws, wage and hour laws, customs, import and export control laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, we do not believe that any such current actions are likely to be, individually or in the aggregate, material to our business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to our business, financial condition, results of operations or cash flows.

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

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued the Company and certain affiliates, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. On January 18 and 19, 2005, a New Jersey jury found various ARAMARK entities liable for approximately $30 million in compensatory damages and $75 million in punitive damages. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court and the New Jersey Supreme Court has not yet voted on this petition. The Company and its affiliates intend to defend themselves vigorously in this matter.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases are putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases make claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation.

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties have entered into an agreement in principle to settle the Delaware actions. The agreement in principle remains subject to court approval. As part of the agreement in principle, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) will be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling in principle, we expect counsel for the plaintiffs to make a demand for a reasonable amount of attorneys’ fees and expenses, which amount has not yet been determined.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of November 3, 2006, there were approximately 941 record holders of Class B common stock of the Company and approximately 1,737 record holders of the Class A common stock of the Company.

The Company has paid quarterly dividends of $.07 per share on its Class A Common Stock and Class B Common Stock since November 2005. From November 2004 to November 2005, the Company paid quarterly dividends of $.055 per share on its Class A Common Stock and Class B Common Stock. From November 2003 to November 2004, the Company paid quarterly dividends of $.05 per share on its Class A Common Stock and Class B Common Stock. Prior to such time, the Company did not pay dividends. On November 14, 2006, the Board of Directors declared a quarterly dividend of $.07 per share on its Class A Common Stock and Class B Common Stock, which is payable on December 7, 2006 to holders of record on November 24, 2006. The Company’s Class B common stock has been listed on the New York Stock Exchange under the symbol “RMK” since it began trading on December 11, 2001. The following table sets forth, on a per share basis for the periods presented, the range of high and low sales prices of the Company’s Class B common stock.

Quarter Ended	High Price	Low Price
September 29, 2006	$33.50	$32.01
June 30, 2006	$34.95	$27.25
March 31, 2006	$30.05	$25.65
December 30, 2005	$27.89	$24.35

September 30, 2005	$28.67	$25.55
July 1, 2005	$27.00	$24.24
April 1, 2005	$28.18	$25.25
December 31, 2004	$27.23	$21.18

Issuer’s Purchases of Equity Securities

(Fourth Quarter 2006)

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (July 1, 2006 – July 28, 2006)	0	0	0	$138,115,117
Month 2 (July 29, 2006 – August 25, 2006)	0	0	0	$138,115,117
Month 3 (August 26, 2006 – September 29, 2006)	0	0	0	$138,115,117

(1)	The numbers in this column include shares of the Company’s common stock surrendered by stock option holders to pay the exercise price of stock options as follows: 0 for Month 1, 0 for Month 2 and 0 for Month 3.
(2)	On May 28, 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, the Board of Directors approved the use of up to $200 million to repurchase shares of the Company’s Class A or Class B common stock. On May 8, 2003, the Company announced the addition of $150 million to the repurchase program and on February 3, 2004, the Company announced the addition of another $150 million to the repurchase program. On November 2, 2004, the Company announced the addition of $200 million to the repurchase program. On November 15, 2005, the Company announced an addition of another $200 million to the repurchase program. The repurchase program will expire when all monies authorized for use in the program have been utilized.

Item 6.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table presents selected consolidated financial data. This information should be read in conjunction with the consolidated financial statements and the related notes thereto, Management’s Discussion and Analysis of Results of Operations and Financial Condition, and Risk Factors, each included elsewhere herein.

	ARAMARK Corporation and Subsidiaries(1)
	Fiscal Year Ended on or near September 30(8)
	2002(2)(3)	2003(2)	2004(2)	2005(2)	2006(2)
	(in millions, except per share amounts and ratios)
Income Statement Data:
Sales	$8,356.0	$9,447.8	$10,192.2	$10,963.4	$11,621.2
Depreciation and amortization	229.6	262.9	298.0	320.1	339.3
Operating income (2)	529.6	552.0	537.6	580.2	530.5
Interest and other financing costs, net (7)	136.4	142.5	122.4	127.0	139.9
Income from continuing operations (4)	251.3	265.4	263.1	288.5	261.4
Net income (1) (4) (5)	269.9	301.1	263.1	288.5	261.1

Basic earnings per share (1) (5):
Income from continuing operations before cumulative effect of change in accounting principle in fiscal 2006	$1.32	$1.39	$1.39	$1.55	$1.43
Net income	$1.42	$1.58	$1.39	$1.55	$1.42

Diluted earnings per share (1) (5):
Income from continuing operations before cumulative effect of change in accounting principle in fiscal 2006	$1.25	$1.34	$1.36	$1.53	$1.41
Net income	$1.34	$1.52	$1.36	$1.53	$1.41

Cash dividends per common share (9)	—	—	$0.20	$0.22	$0.28

Ratio of earnings to fixed charges (6)	3.1x	3.1x	3.3x	3.5x	3.0x

Balance Sheet Data (at period end):
Total assets	$4,259.3	$4,467.6	$4,821.6	$5,157.1	$5,263.3
Long-term borrowings	1,835.6	1,711.7	1,843.2	1,794.5	1,763.1
Shareholders’ equity	858.2	1,039.0	1,149.7	1,325.5	1,521.6

(1)	In the third quarter of fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. AER has been accounted for as a discontinued operation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” AER’s results of operations have been removed from the Company’s results of continuing operations for all periods presented. At the time of sale, certain accruals were established for liabilities expected pursuant to the indemnification provisions of the sale agreement. In the fourth quarter of fiscal 2006, the remaining accrual balances were adjusted to reflect current expectations, resulting in additional income from discontinued operations of $3.1 million, net of tax.
(2)	During fiscal 2006, the Company recorded a charge of approximately $43.0 million to reflect goodwill impairment, inventory write-downs and severance accruals in the Uniform and Career Apparel—Direct Marketing segment. The Company adopted SFAS No. 123R, “Share-Based Payment,” during the first quarter of fiscal 2006 and recorded a charge of $16.0 million related to the expensing of stock options for fiscal 2006. During the second quarter of fiscal 2005, the Company recorded a gain of $9.7 million from the sale of real estate by an equity affiliate, as well as charges of $7.4 million for exiting West Africa business and severance. During fiscal 2004, the Company incurred a $10.0 million charge related to a management change. During fiscal 2003, the Company reached agreement for the sale of its 15% interest in a previously divested periodicals distribution business, and wrote down this investment by $10.7 million to the expected recoverable amount. Fiscal 2003 also includes approximately $32 million of business interruption proceeds from the final settlement of the Company’s September 11, 2001 claim. During fiscal 2002, the Company recorded a pre-tax net gain of $43.7 million, consisting of a gain ($5.8 million) resulting principally from the sale of a residual interest in a previously divested business and a gain ($37.9 million) on the sale of the Company’s interests in the Boston Red Sox Baseball Club and a related entity.

(3)	On November 30, 2001, ARAMARK completed the acquisition of the management services division of The ServiceMaster Company for approximately $790 million in cash plus costs of the acquisition. The following pro forma results assume the acquisition had occurred at the beginning of fiscal 2002. These pro forma disclosures are unaudited and are based on historical results, adjusted for the impact of certain acquisition related items, such as: amortization of identified intangibles, increased interest expense on acquisition debt and the related income tax effects. Pro forma adjustments do not reflect any synergies that might be achieved from the combined operations, and therefore, in management’s opinion, are not indicative of what actual results may have been if the acquisition had occurred at the beginning of the fiscal year. Pro forma results are not intended to be a projection of future results.

Fiscal 2002
Sales	$8,517.5
Operating income	537.7
Interest and other financing costs, net	141.9
Income from continuing operations	252.8
Net income	271.4
Basic earnings per share:
Income from continuing operations	$1.33
Net income	$1.43
Diluted earnings per share:
Income from continuing operations	$1.26
Net income	$1.35

(4)	During fiscal 2006, the Company recorded a $14.9 million favorable income tax adjustment based on the settlement of certain open tax years. During fiscal 2003, the Company recorded an $8.4 million favorable income tax adjustment based on the settlement of certain open tax years.
(5)	During fiscal 2006, the Company adopted the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” and recognized an after-tax charge of $3.4 million for the cumulative effect of the change in accounting principle. See Note 7 to the consolidated financial statements.
(6)	For the purpose of determining the ratio of earnings to fixed charges, earnings include pre-tax income from continuing operations plus fixed charges (excluding capitalized interest). Fixed charges consist of interest on all indebtedness (including capitalized interest) plus that portion of operating lease rentals representative of the interest factor (deemed to be one-third of operating lease rentals).
(7)	During fiscal 2003, ARAMARK completed a tender offer to purchase approximately $94.3 million of its 6.75% Guaranteed Notes due August 1, 2004, for approximately $101.9 million, including accrued interest, and retired a $45 million term loan due March 2005. These two transactions resulted in an extinguishment charge of $7.7 million.
(8)	Fiscal 2003 is a 53-week year. All other periods presented are 52-week years.
(9)	During fiscal 2004, the Company paid cash dividends totaling $37.2 million ($0.05/share in each of the four quarters of fiscal 2004). During fiscal 2005, the Company paid cash dividends totaling $40.3 million ($0.055/share in each of the four quarters of fiscal 2005). During fiscal 2006, the Company paid cash dividends totaling $50.5 million ($0.07/share in each of the four quarters of fiscal 2006).

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended October 1, 2004, September 30, 2005, and September 29, 2006, should be read in conjunction with Selected Consolidated Financial Data and our audited consolidated financial statements and the notes to those statements. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations and intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors, Special Note About Forward-Looking Statements and Business sections and elsewhere in this Annual Report on Form 10-K. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this Annual Report on Form 10-K, and is incorporated by reference herein.

Proposed Merger

On August 8, 2006, ARAMARK signed a definitive merger agreement under which Joseph Neubauer, Chairman and Chief Executive Officer, and investment funds managed by GS Capital Partners, CCMP Capital Advisors and J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC will acquire ARAMARK in a transaction valued at approximately $8.3 billion, including the assumption or repayment of approximately $2.0 billion of debt. Under the terms of the agreement, ARAMARK stockholders will receive $33.80 in cash for each share of ARAMARK common stock they hold. The Board of Directors of ARAMARK, on the unanimous recommendation of a special committee comprised entirely of independent directors, has approved the agreement and has recommended that ARAMARK’s stockholders approve the merger. The transaction is expected to be completed by late 2006 or early 2007, subject to receipt of stockholder approval and regulatory approvals, as well as satisfaction of other customary closing conditions.

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

Share-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment.” Information regarding the application of SFAS No. 123R to our financial statements is contained in Note 11 to our consolidated financial statements. In adopting SFAS No. 123R, we applied the modified prospective transition method and therefore have not restated prior periods.

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

As share-based compensation expense recognized in the Consolidated Statement of Income for fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

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

Results of Operations

The following tables present our sales and operating income, and the related percentages attributable to each operating segment for fiscal years 2004, 2005 and 2006.

	Fiscal Year
	2004		2005		2006
Sales by Segment	$	%	$	%	$	%
	(dollars in millions)
Food and Support Services—United States	$6,879.3	68%	$7,129.1	65%	$7,454.4	64%
Food and Support Services—International	1,830.4	18	2,280.2	21	2,546.6	22
Uniform and Career Apparel—Rental	1,042.5	10	1,125.8	10	1,202.0	10
Uniform and Career Apparel—Direct Marketing	440.0	4	428.3	4	418.2	4

	$10,192.2	100%	$10,963.4	100%	$11,621.2	100%

	Fiscal Year
	2004		2005		2006
Operating Income by Segment	$	%	$	%	$	%
	(dollars in millions)
Food and Support Services—United States	$375.8	70%	$403.1	70%	$397.9	75%
Food and Support Services—International	66.7	12	78.0	13	109.4	21
Uniform and Career Apparel—Rental	116.0	22	125.8	22	133.9	25
Uniform and Career Apparel—Direct Marketing	20.1	4	11.2	2	(44.2)	(8)

	578.6	108	618.1	107	597.0	113
Corporate	(41.0)	(8)	(37.9)	(7)	(66.5)	(13)

	$537.6	100%	$580.2	100%	$530.5	100%

Fiscal 2006 Compared to Fiscal 2005

Consolidated Overview

Sales for fiscal 2006 were $11.6 billion, an increase of 6% over fiscal 2005. Sales increased 6% in our worldwide Food and Support Services business while sales in the combined Uniform and Career Apparel segments increased 4% over the prior year. Excluding the impact of acquisitions, divestitures and foreign currency translation, sales increased 5% compared to the prior year.

Operating income for fiscal 2006 was $530.5 million compared to $580.2 million in fiscal 2005, a decrease of 9%. Fiscal 2006 operating income includes a charge for stock option expense of approximately $16.0 million, a charge of approximately $43.0 million for the write-down of goodwill and adjustments to asset and liability carrying values in the Uniform and Career Apparel—Direct Marketing segment, and $6.4 million of transaction costs related to the proposed merger. Operating income for fiscal 2005 includes $9.7 million representing our share of the gain on a real estate sale by a 50%-owned equity affiliate and a charge of $7.4 million which includes the effects of our decision to exit the West African oil services business and U.K. severance costs. Excluding acquisitions, divestitures, the impact of currency translation and the items described above, fiscal 2006 consolidated operating income increased 3% over the prior year. Consolidated operating margin decreased slightly in the current year.

Interest and other financing costs, net, increased 10% compared to the prior year due to higher year-over-year interest rates. The effective income tax rate for fiscal 2006 was 33.1% compared to 36.3% in fiscal 2005. The favorable adjustment of $14.9 million recorded in the first quarter of fiscal 2006, related to the settlement of certain open tax years, reduced the fiscal 2006 effective rate.

Net income decreased 9% from $288.5 million in fiscal 2005 to $261.1 million in fiscal 2006. Fiscal 2006 includes an after-tax charge of $3.4 million for the cumulative effect of a change in accounting principle for the adoption of FASB Interpretation No. 47. In addition, fiscal 2006 includes an after-tax gain of $3.1 million from discontinued operations. Fiscal 2006 diluted earnings per share were $1.41 on a weighted average share count of 185.4 million shares. Fiscal 2005 diluted earnings per share were $1.53 on a weighted average share count of 188.3 million shares.

Segment Results

The following tables present a 2005/2006 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Fiscal		Change
Sales by Segment	2005	2006	$	%
	(dollars in millions)
Food and Support Services—United States	$7,129.1	$7,454.4	$325.3	5%
Food and Support Services—International	2,280.2	2,546.6	266.4	12
Uniform and Career Apparel—Rental	1,125.8	1,202.0	76.2	7
Uniform and Career Apparel—Direct Marketing	428.3	418.2	(10.1)	(2)

	$10,963.4	$11,621.2	$657.8	6%

	Fiscal		Change
Operating Income by Segment	2005	2006	$	%
	(dollars in millions)
Food and Support Services—United States	$403.1	$397.9	$(5.2)	(1)%
Food and Support Services—International	78.0	109.4	31.4	40
Uniform and Career Apparel—Rental	125.8	133.9	8.1	6
Uniform and Career Apparel—Direct Marketing	11.2	(44.2)	(55.4)	n/a
Corporate	(37.9)	(66.5)	(28.6)	75

	$580.2	$530.5	$(49.7)	(9)%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for fiscal 2006 increased 5% over the prior year due principally to increases in the Education, Sports & Entertainment, Corrections and Refreshment businesses. Excluding the impact of acquisitions and divestitures, the sales increase was also 5%. Sales in the Business Services sector were flat compared to the prior year, as growth in the Corrections and Refreshment Services businesses was offset by a slight decline in Business Dining Services and the divestiture of a facilities business in fiscal 2005. The Education sector experienced high single digit sales growth as a result of base business growth in Higher Education and K-12, as well as service expansion in Facilities. The Healthcare sector reported a slight sales increase as the impact of base business growth was offset by lost business. The Sports & Entertainment sector experienced low double digit sales growth driven principally by stadiums and arenas from the return of hockey and more baseball games, which was somewhat offset by the continuing impact of the hurricanes on our Convention Center business. Fiscal 2005 did not include operating results from National Hockey League venues due to the work stoppage.

Segment operating income was $397.9 million compared to $403.1 million in fiscal 2005. Fiscal 2005 included approximately $9.7 million representing our share of the gain from a real estate sale by a 50%-owned equity affiliate. Excluding the gain from fiscal 2005, operating income increased approximately 1%. Increased income from NHL venues was substantially offset by the continuing impact of Hurricane Katrina on our Convention Center business and lower results from the Parks business. In addition, two contract terminations in the third quarter of fiscal 2006 and previously lost facilities services business negatively affected fiscal 2006 segment income.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment increased 12% compared to the prior year due to foreign currency translation (approximately 1%), acquisitions (approximately 3%), net new accounts (approximately 3%), and increased volume (approximately 5%). Strong sales growth in Canada, Germany, and Chile was partially offset by sales declines in the U.K. due to challenging trading conditions and lost business.

Segment operating income increased 40%, compared to the prior year, of which approximately 1% represented currency translation. The growth was driven principally by continued profitability improvement in our UK operations as well as good performance in Canada, reflecting continued strong remote camps business, and in Germany. The prior year included a charge of approximately $7.4 million representing the estimated cost of exiting the West Africa oil services business and a management separation charge in the U.K. Excluding the $7.4 million charge from fiscal 2005, segment income increased approximately 28% in fiscal 2006.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales increased 7% compared to the prior year. Organic sales growth, which excludes the effects of acquisitions and divestitures, was 6% due to new business sold (13%), lost business (-8%), price increases (3%) and a decline in base business (-2%).

Operating income increased 6% due principally to the increased sales and favorable merchandise costs. Operating income margins were comparable between years despite higher energy costs in fiscal 2006 and the ongoing investment in the sales force.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales decreased 2% compared to the prior year, reflecting continued softness at both Galls and WearGuard-Crest. The segment reported an operating loss of $44.2 million in fiscal 2006 compared to $11.2 million of operating income in the prior year, primarily due to a $35.0 million goodwill impairment charge and approximately $8.0 million of other asset and liability adjustments at WearGuard-Crest, which consisted principally of adjustments to inventory carrying value. These charges were the result of business curtailment initiatives at WearGuard-Crest in the healthcare product category.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $66.5 million for fiscal 2006 compared to $37.9 million for the prior year. The increase was due principally to the expensing of stock options, which commenced in the first quarter of fiscal 2006 in connection with the adoption of SFAS No. 123R, other share-based compensation expense and transaction costs related to the proposed merger.

Results of Discontinued Operations

In the third quarter of fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. At the time of sale, certain accruals were established for liabilities expected pursuant to the indemnification provisions of the sale agreement. In the fourth quarter of fiscal 2006, the remaining accrual balances were adjusted to reflect current expectations, resulting in additional income from discontinued operations of $3.1 million, net of tax.

Fiscal 2005 Compared to Fiscal 2004

Consolidated Overview

Sales for fiscal 2005 were $11.0 billion, an increase of 8% over fiscal 2004. Sales increased 8% in our worldwide Food and Support Services business while sales in the combined Uniform and Career Apparel segments increased 5% over the prior year. Excluding the impact of acquisitions, divestitures and foreign currency translation, sales increased 4% compared to the prior year, as the effect of the National Hockey League (NHL) lockout in fiscal 2005 constrained growth in the U.S. Food and Support segment.

Operating income for fiscal 2005 was $580.2 million compared to $537.6 million in fiscal 2004, an increase of 8%. Operating income for fiscal 2005 includes $9.7 million ($7.8 million net of tax) representing our share of the gain on a real estate sale by a 50%-owned equity affiliate. The 2005 period also includes a charge of $7.4 million ($4.8 million net of tax) which includes the effects of our decision to exit the West African oil services business and U.K. severance costs. Fiscal 2004 includes a separation charge of approximately $10.0 million related to the resignation of our former chief executive officer in September 2004 for the lump sum payment ($4.0 million) and the present value of future payments ($3.9 million) due pursuant to his employment agreement, as well as the intrinsic value ($2.1 million) of his outstanding stock options for which vesting was accelerated. Excluding acquisitions, divestitures and the impact of currency translation, fiscal 2005 consolidated operating income increased 6% over the prior year. Consolidated operating income margins were comparable during the periods.

Interest and other financing costs, net, increased 4% compared to the prior year, due to higher average borrowing levels and higher interest rates. The effective income tax rate for fiscal 2005 was 36.3% compared to 36.6% in fiscal 2004, reflecting a somewhat higher than historical level of employment-related tax credits in both periods.

Net income increased 10% from $263.1 million in fiscal 2004 to $288.5 million in fiscal 2005. Fiscal 2005 diluted earnings per share were $1.53 on a weighted average share count of 188.3 million shares. Fiscal 2004 diluted earnings per share were $1.36 on a weighted average share count of 193.5 million shares.

Segment Results

The following tables present a 2004/2005 comparison of segment sales and operating income together with the amount of and percentage change between periods.

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

Food and Support Services—United States Segment

Food and Support Services—United States segment sales increased 4% over the prior year period due principally to increased volume (base business). The 2004/2005 comparison was affected by the cancellation of the National Hockey League season. The National Hockey League Collective Bargaining Agreement expired in September 2004 and on September 17, 2004 the owners of the NHL teams locked out the NHL players. Sales from NHL venues were approximately $73 million in the 2004 period. In July 2005, the NHL and the NHL Players’ Association announced they had reached an agreement for the 2005/2006 hockey season and the 2005/2006 hockey season commenced.

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

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment increased 25% compared to the prior year due to foreign currency translation (approximately 7%), acquisitions (approximately 12%), net new accounts (approximately 2%), and increased volume (approximately 4%). Strong sales growth in Canada, Germany, and Chile was partially offset by sales declines in the U.K. due to challenging trading conditions and lost business.

Segment operating income increased 17%, compared to the prior year, of which approximately 6% represented currency translation. The 2005 period includes a charge of $7.4 million representing the estimated cost of exiting the West African oil services business and a management separation charge in the U.K. During the second quarter, the decision was made to cease operations in West Africa. This business was operating at a loss and efforts to renegotiate a client contract proved unsuccessful. We exited the region in fiscal 2006. Provision has been made for the losses, principally asset write-offs, expected to be incurred during the withdrawal. Fiscal 2004 results were negatively affected by losses from the offshore oil service operations and several fourth quarter accounting adjustments in the U.K. The fiscal 2004 period also includes currency transaction gains of approximately $1.2 million. Broadly affecting year-over-year comparisons, improved results in Canada and Germany were partially offset by lower operating income in the U.K. due to the challenging trading environment and lost business.

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

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $37.9 million for fiscal 2005, compared to $41.0 million in the prior year. Fiscal 2004 includes a separation charge of approximately $10.0 million related to the resignation of our former chief executive officer in September 2004, including a lump sum payment ($4.0 million) and the present value of future payments ($3.9 million) due pursuant to his employment agreement, as well as the intrinsic value ($2.1 million) of his outstanding stock options for which vesting was accelerated. Fiscal 2005 includes increases related to the cost of Sarbanes-Oxley compliance and restricted stock units.

Financial Condition and Liquidity

Reference to the Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Fiscal 2006

Cash provided by operating activities in fiscal 2006 was $586 million compared to $612 million in fiscal 2005. The principal components (in millions) of the net decrease were:

• Decrease in net income plus noncash charges, including share-based compensation expense	$(4)
• Reduction in accounts receivable sale proceeds	(33)
• Reduced working capital requirements	1
• Other, net	10

$(26)

Although fiscal 2006 net income decreased $27.4 million, net noncash charges increased approximately $23.4 million for fiscal 2006 compared to the prior year, due to an increase in depreciation and amortization expense, a $35.0 million goodwill impairment charge recorded in the Direct Marketing segment and an increase in share-based compensation expense due to the adoption of SFAS No. 123R, “Share-Based Payment,” offset by the deferred income tax provision. Accounts receivable sale proceeds in the prior year were higher than normal as a result of the December 2004 amendment increasing the size of the facility. Working capital requirements decreased slightly, reflecting the timing of disbursements.

Total debt decreased approximately $38 million from the prior year level. During the fourth quarter of fiscal 2006, several ratings services downgraded the Company’s corporate credit rating due to the pending merger transaction.

During fiscal 2006, the Company repurchased 4.1 million shares of Class B common stock at an aggregate cost of approximately $113.4 million, leaving approximately $138.1 million available for common stock repurchases under the existing Board of Directors authorization.

During fiscal 2006, the Company acquired the stock of an online catering company and several refreshment services companies for approximately $81 million in cash and future consideration of up to $85 million, to be determined based upon operating results of the catering company during the next five years. The Company also increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $40 million in cash, and acquired a food service company in China and a refreshment services company in Canada. Finally, the Company completed the acquisition of four regional uniform companies for $14 million in cash.

During fiscal 2006, the Company paid cash dividends totaling $50.5 million ($0.07/share in each of the four quarters of fiscal 2006). At its November 14, 2006 meeting, the Board of Directors declared a dividend in the amount of $0.07 per share, payable on December 7, 2006 to holders of record of the Company’s Class A and Class B common stock at the close of business on November 24, 2006.

On July 17, 2006, ARAMARK Services, Inc., a wholly-owned subsidiary of the Company, borrowed approximately $300 million under its $900 million U.S. Credit Facility. The proceeds from this borrowing were used to repay ARAMARK Services, Inc.’s 7.00% Notes due July 15, 2006.

On September 29, 2006, the Company amended the U.S. Credit Facility to increase the commitments under such credit facility that are available to the Company in the form of letters of credit denominated in U.S. dollars from $150 million to $300 million. All other terms and conditions remained unchanged.

Subsequent to September 29, 2006, the Company extended its Japanese denominated loan and $20 million bank term loan to March 31, 2007. Interest on the loans is based on the relevant currency LIBOR plus a spread of 0.50% as determined by ARAMARK Corporation’s credit rating, as defined.

At October 27, 2006, there was approximately $327 million of unused committed credit availability under our U.S. Credit Facility. Additionally, the Company has a shelf registration statement on file with the SEC for the issuance of up to $150 million of debt securities. As of September 29, 2006, there was approximately $373.9 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 29, 2006:

	Payments Due by Period
Contractual Obligations as of September 29, 2006	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term borrowings	$1,748,982	$25,063	$582,394	$891,549	$249,976
Capital lease obligations	54,309	15,140	19,082	15,800	4,287
Estimated interest payments(1)	258,500	98,800	101,900	45,300	12,500
Operating leases	573,157	166,681	141,011	100,808	164,657
Purchase obligations(2)	388,685	210,211	130,102	29,934	18,438
Other long-term liabilities reflected on the balance sheet(3)	100,307	—	—	—	100,307

	$3,123,940	$515,895	$974,489	$1,083,391	$550,165

	Total Amounts Committed	Amount of Commitment Expiration Per Period
Other Commercial Commitments as of September 29, 2006		Less than 1 year	1-3 years	3-5 years	More than 5 years
Letters of credit	$73,307	$73,307	$—	$—	$—
Guarantees	—	—	—	—	—

	$73,307	$73,307	$—	$—	$—

(1)	These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the associated debt agreements. Payments related to variable debt are based on applicable rates at September 29, 2006 plus the specified margin in the associated debt agreements for each period presented. The amounts provided relate only to existing debt obligations and do not assume the refinancing or replacement of such debt. The average debt balance for each fiscal year from 2007 through 2012 is $1,411,800, $978,400, $782,000, $576,700, $293,900, and $166,700, respectively. The average interest rate (including interest rate swaps) for each fiscal year from 2007 through 2012 is 6.07%, 5.75%, 5.50%, 5.24%, 5.07%, and 5.00%, respectively. Refer to Note 6 of the consolidated financial statements for the terms and maturities of existing debt obligations.
(2)	Represents commitments for capital projects, client contract investments and business acquisitions.
(3)	Includes certain unfunded employee retirement obligations.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $291.9 million and $306.1 million at September 30, 2005 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At September 30, 2005 and September 29, 2006, respectively, $189.8 million and $187.8 million of accounts receivable were sold and removed from the consolidated balance sheet.

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. Based on the information then available, and acknowledging the uncertainty of litigation, the September 30, 2005 Consolidated Balance Sheet reflected the amount awarded and the related expected recovery if such liability were to be confirmed. Such amounts were included in “Other Noncurrent Liabilities” and “Other Assets,” respectively. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court, and remanded the matter back to the trial court for a new trial. The September 29, 2006 Consolidated Balance Sheet has been adjusted to remove the previously recorded award liability and related expense recovery. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court and the New Jersey Supreme Court has not yet voted on this petition. The Company and its affiliates intend to defend themselves vigorously in this matter.

In June 2006, the Bermuda Monetary Authority (BMA) presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participates in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A Joint Provisional Liquidator (JPL) was appointed and authorized to assume control of Hatteras Re’s business. At an official meeting of creditors on November 9, 2006, the creditors elected to keep the JPL as a permanent liquidator and ARAMARK was elected to the creditor’s committee. The Supreme Court of Bermuda, however, has yet to approve these elections. The activities of the JPL are currently underway and ARAMARK’s insurance claims are being paid by Hatteras Re under the direction of the JPL. A preliminary analysis by ARAMARK and its insurance advisors indicates Hatteras Re has access to funds sufficient to pay ARAMARK’s estimated insurance claims for the relevant program periods. ARAMARK and its advisors are currently discussing with the JPL and other insurance carriers an alternative insurance solution for the covered periods, however, the terms and conditions of such an arrangement have not yet been determined and will be dependent in part on the future actions of the JPL and possibly other parties to the Hatteras Re proceedings. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK does not expect the final resolution will have a material adverse effect on the consolidated financial statements.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases are putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases make claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation.

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties have entered into an agreement in principle to settle the Delaware actions. The agreement in principle remains subject to court approval. As part of the agreement in principle, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer,

L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) will be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling in principle, we expect counsel for the plaintiffs to make a demand for a reasonable amount of attorneys’ fees and expenses, which amount has not yet been determined.

New/Proposed Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status for defined-benefit pension plans will be measured as the difference between the fair value of plan assets and the projected benefit obligation on a plan-by-plan basis. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for ARAMARK beginning in fiscal 2007 on a prospective basis. If SFAS No. 158 was adopted as of September 29, 2006, the Company would have recorded a reduction in “Other Assets” and “Other Intangible Assets” of $16.6 million and $1.8 million, respectively, an increase in “Other Noncurrent Liabilities” of $9.9 million, and a charge to “Accumulated other comprehensive income (loss)” of $28.3 million (before taxes).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009. The Company is currently evaluating the Statement.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation is effective for ARAMARK beginning in fiscal 2008. The Company is currently evaluating the Interpretation.

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

Prior to the adoption of SFAS No. 123R, the Company presented excess tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. The Company has adopted the alternative transition method related to the accounting for the tax effects of shared-based payment awards provided by FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” For fiscal 2006, $12.8 million of tax benefits were included in “Other financing activities.”

The Company has various share-based compensation programs, which include stock options and restricted stock units. As of September 29, 2006, the Company has reserved approximately 54.6 million shares of common stock for issuance pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

The compensation cost charged to expense in fiscal 2004, 2005 and 2006 for share-based compensation programs was $0.9 million, before taxes of $0.3 million, $3.5 million, before taxes of $1.4 million, and $22.0 million, before taxes of $8.3 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Consolidated Statements of Income. No cost was capitalized during fiscal 2004, 2005 and 2006.

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

Fiscal 2006
Expected volatility	20.00%
Expected dividend yield	1.10%
Expected life (in years)	6.25
Risk-free interest rate	4.35% - 5.10%

The weighted-average grant-date fair value of options granted during fiscal 2006 was $6.96 per option.

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	12,109	$21.35
Granted	2,577	$25.57
Exercised	(3,042)	$16.29
Forfeited/Cancelled	(1,051)	$20.60

Outstanding at September 29, 2006 (weighted-average remaining term of 7.2 years)	10,593	$23.91	$94,803

Exercisable at September 29, 2006	4,704	$23.58	$43,630

The total intrinsic value of stock options exercised during fiscal 2004, 2005 and 2006 was $97.3 million, $82.4 million and $36.5 million.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $16.0 million was charged to expense during fiscal 2006. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of September 29, 2006, there was approximately $32 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 2 years.

Cash received from option exercises during fiscal 2004, 2005 and 2006 was $39.7 million, $35.7 million and $45.3 million, respectively. The total tax benefit generated from options granted prior to October 1, 2005, which were exercised during fiscal 2006, was approximately $12.7 million, which was credited to “Capital surplus.”

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

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	575	$25.59
Granted	534	$25.96
Vested	(99)	$25.66
Forfeited	(164)	$25.88

Nonvested at September 29, 2006	846	$25.76

The compensation cost charged against income during fiscal 2004, 2005 and 2006 for restricted stock unit awards was approximately $0.9 million, $3.5 million and $6.0 million, respectively. As of September 29, 2006, there was approximately $18 million of unrecognized compensation cost related to restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of approximately 3 years.

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; merger related risks, including the impact on our business if the merger is not completed, the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; and other risks that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of Results of Operations and Financial Condition” section and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The information below summarizes our market risks associated with debt obligations and other significant financial instruments as of September 29, 2006 and September 30, 2005 (See Note 6 to the consolidated financial statements). Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods. For debt obligations, the table presents principal cash flows and related interest rates by contractual fiscal year of maturity. Variable interest rates disclosed represent the weighted-average rates of the portfolio at September 29, 2006 and September 30, 2005. For interest rate swaps, the table presents the notional amounts and related weighted-average interest rates by fiscal year of maturity. The variable rates presented are the average forward rates for the term of each contract.

	Expected Fiscal Year of Maturity
As of September 29, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
	(US$ equivalent in millions)
Debt:
Fixed rate	$537 (a)	$308 (a)	$15	$12	$14	$254 (b)	$1,140	$1,097
Average interest rate	6.4%	6.4%	6.6%	6.6%	6.5%	5.0%	6.1%
Variable rate	$50	$7	$272	$9	$326		$664	$664
Average interest rate	5.6%	6.0%	5.6%	6.0%	6.4%		6.0%

Interest Rate Swaps:
Receive variable/pay fixed			$174			$300		$10.6
Average pay rate			5.6%			4.4%
Average receive rate			4.8%			5.5%
Receive fixed/pay variable		$100						$(2.6)
Average pay rate		8.5%
Average receive rate		6.4%

As of September 29, 2006, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 53.0 million Euros, 8.0 million GBP, 68.8 million Canadian dollars and 2.0 million Mexican pesos, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. As of September 29, 2006, the fair-value of these foreign exchange contracts was a $0.4 million net unrealized gain.

Beginning in November 2005, the Company has entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of September 29, 2006, the Company has contracts for approximately 962,000 MMBtu’s outstanding for settlement in fiscal 2007 and 2008. As of September 29, 2006, the fair-value of these natural gas swap agreements was an unrecognized loss of approximately $1.6 million.

Debt repayments of $547 million, contractually due in fiscal 2007 and reflected in the table above as such, have been classified as non-current in the Company’s consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the U.S. Credit Facility.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers of the Company

The following table presents the names and positions of our directors and executive officers, their ages as of November 3, 2006 and the length of time they have been officers:

Name	Age	Position	Director/Officer Since
Joseph Neubauer	65	Chairman and Chief Executive Officer	1979
Lawrence T. Babbio, Jr.	61	Director	1999
Patricia C. Barron	63	Director	1997
Leonard S. Coleman, Jr.	57	Director	2000
Ronald R. Davenport	70	Director	1980
Thomas H. Kean	71	Director	1994
James E. Ksansnak	66	Director	1997
James E. Preston	73	Director	1993
Ronald L. Sargent	51	Director	2002
Karl M. von der Heyden	70	Director	2001
Bart J. Colli	58	Executive Vice President, General Counsel and Secretary	2000
Timothy P. Cost	47	Executive Vice President, Corporate Affairs	2003
Lynn B. McKee	51	Executive Vice President, Human Resources	2004
L. Frederick Sutherland	54	Executive Vice President and Chief Financial Officer	1983
John M. Lafferty	62	Senior Vice President, Controller and Chief Accounting Officer	2000
Andrew C. Kerin	43	Executive Vice President and President, ARAMARK Domestic Food, Hospitality and Facilities	2004
Ravi K. Saligram	50	Executive Vice President and President, ARAMARK International	2004
Thomas J. Vozzo	44	Executive Vice President and President, ARAMARK Uniform and Career Apparel	2004
Christopher S. Holland	40	Senior Vice President and Treasurer	2003

Joseph Neubauer has served as our Chairman and Chief Executive Officer since September 2004. From January 2004 to September 2004, he served as Executive Chairman. From February 1983 until December 2003, he served as our Chief Executive Officer and from April 1984 until December 2003, he served as our Chairman. He was our President from February 1983 to May 1997. He is a director of Verizon Communications Inc., Federated Department Stores, Inc. and Wachovia Corporation.

Lawrence T. Babbio, Jr. has been Vice-Chairman and President of Verizon Communications Inc. since July 2000. He was President and Chief Operating Officer of Verizon from December 1998 until July 2000. He was President and Chief Executive Officer of Verizon’s Network Group and chairman of Verizon’s Global Wireless Group from August 1997 until December 1998. From January 1995 to August 1997 he was Vice Chairman of Bell Atlantic Corporation, predecessor of Verizon Communications. He is a director of Hewlett-Packard Company.

Patricia C. Barron, who currently is retired, was a clinical associate professor at the Leonard N. Stern School of Business of New York University from September 1999 to September 2002 and prior to that was an executive-in-residence and senior fellow. She was Vice President of Business Operations Support of Xerox Corporation from April 1997 to July 1998. From 1995 to 1997, she was President of Engineering Systems of Xerox Corporation and from 1992 to 1994, was President of Office Document Products of Xerox Corporation. She is a director of Quaker Chemical Corporation, Teleflex Corporation, Ultralife Batteries, Inc. and United Services Automobile Association.

Leonard S. Coleman, Jr., who is currently retired, was Senior Advisor, Major League Baseball, from November 1999 to December 2005. From September 2001 to October 2002, he was the Chairman of Arena Co. He was President, The National League of Professional Baseball Clubs, from 1994 to 1999. He is a director of Avis Budget Group Inc., Churchill Downs Incorporated, H.J. Heinz Company, Omnicom Group, Inc. and Electronic Arts, Inc.

Ronald R. Davenport has been the Chairman of Sheridan Broadcasting Corporation since 1972. He is a director of Mellon Private Asset Management.

Governor Thomas H. Kean was the Governor of the State of New Jersey from 1982 until 1990. Since July 2005, he has been President of THK Consulting, LLC. He was President of Drew University from 1990 until July 2005. He is a director of Amerada Hess Corporation, CIT Group Inc., Franklin Resources, Inc., The Pepsi Bottling Group, Inc. and UnitedHealth Group Incorporated.

James E. Ksansnak has been Chairman of Tasty Baking Company since April 2003. From March 2001 until April 2003, Mr. Ksansnak was retired. He was our Vice Chairman from May 1997 until February 2001. From February 1991 to May 1997, he was our Executive Vice President; from May 1986 to February 1991, he was our Senior Vice President; and from May 1986 to May 1997, he was our Chief Financial Officer. He is a director of CSS Industries, Inc. and Tasty Baking Company.

James E. Preston, who currently is retired, was the Chairman of Avon Products, Inc. from January 1989 to May 1999 and its President and Chief Executive Officer from September 1988 until June 1998. He is a director of Foot Locker, Inc.

Ronald L. Sargent has been the Chairman of Staples, Inc. since March 2005 and its President and Chief Executive Officer since February 2002. From November 1998 to February 2002, he served as President and Chief Operating Officer of Staples, Inc. and from October 1997 to November 1998 he served as President—North American Operations of Staples, Inc. Mr. Sargent is a director of Staples, Inc., Mattel, Inc. and The Yankee Candle Company.

Karl M. von der Heyden, who currently is retired, was the Vice Chairman of PepsiCo, Inc. from September 1996 until February 2001 and its Vice Chairman and Chief Financial Officer from September 1996 to February 1998. Between December 1993 and August 1994 he was President and Chief Executive Officer of Metallgesellschaft Corp. In May 1993, he retired as Co-Chairman and Chief Executive Officer of RJR Nabisco Inc. He is a director of Federated Department Stores, Inc., DreamWorks Animation SKG Inc. and the NYSE Group, Inc.

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

L. Frederick Sutherland became our Chief Financial Officer in May 1997. He has served as an Executive Vice President since May 1993. From May 1993 to May 1997, he also served as President of our Uniform Services division and from February 1991 to May 1993, he served as our Senior Vice President of Finance and Corporate Development. Mr. Sutherland served as our Treasurer from February 1984 to February 1991. Mr. Sutherland is a director of Consolidated Edison, Inc.

John M. Lafferty joined us and was elected as our Senior Vice President and appointed Controller and Chief Accounting Officer in August 2000. Prior to joining us, he retired as a partner with Arthur Andersen LLP, where he had been a partner since 1977.

Andrew C. Kerin has served as our Executive Vice President since November 2006 and President, ARAMARK Domestic Food, Hospitality and Facilities since April 2006. From November 2004 to November 2006, he served as Senior Vice President and from November 2004 to April 2006 as President, ARAMARK Healthcare, Facilities and Education. He served as President, ARAMARK Healthcare and Education from January 2004 to November 2004, and from May 2002 to January 2004, as President, Healthcare and Facilities Group. Prior to that, he served as President, ARAMARK ServiceMaster Facility Services from November 2001 to May 2002 and as President, ARAMARK Correctional Services from June 2001 to November 2001. Mr. Kerin served with ARAMARK Facility Support Services as President from September 1999 to June 2001, as Senior Vice President from April 1998 to September 1999 and as Vice President from when he joined us in October 1995 to April 1998.

Ravi K. Saligram was elected as our Executive Vice President in November 2006 and President, ARAMARK International in November 2004. From November 2004 to November 2006, Mr. Saligram served as our Senior Vice President. He joined us in June 2003 as President, ARAMARK International. Prior to joining us, Mr. Saligram held various positions with the Inter-Continental Hotel Group from 1994 to 2002, most recently as President, Brands & Franchise, North America from October 2000 to July 2002, as Chief Marketing Officer & Managing Director, Global Strategy from August 1999 to September 2000, and as President, International from June 1998 to July 1999. Mr. Saligram is a director of Church & Dwight Co., Inc.

Thomas J. Vozzo was elected as our Executive Vice President in November 2006 and has served as President, ARAMARK Uniform and Career Apparel, since April 2003. From November 2004 to November 2006, he served as our Senior Vice President. Prior to that, Mr. Vozzo served in various divisions of ARAMARK Uniform and Career Apparel, including as President, Direct Marketing Group from July 2002 to April 2003 and President, Galls from January 1997 to April 2003. He served as Executive Vice President, Galls from April 1996 to January 1997 and as WearGuard Vice President, Marketing and then Vice President, Sales and Marketing from January 1992 to April 1996.

Christopher S. Holland has been our Senior Vice President and Treasurer since May 2006. He joined us in November 2003, and he became our Vice President and Treasurer in December 2003. Prior to joining us, Mr. Holland served as Vice President, Investment Banking at J.P. Morgan Chase & Co. since 1998.

Our executive officers are elected annually by the Board of Directors and serve at its discretion or until their successors are duly elected and qualified.

Executive Sessions of the Board

From time to time, the board meets in executive session without members of management present. During these meetings, the chair of the board committee having jurisdiction over the predominate subject of the meeting presides at the meeting, rather than having one presiding director for all executive sessions, and otherwise the Committee chairs serve as presiding director of executive sessions on a rotating basis in alphabetical order of the Committee names. Interested parties who would like to communicate with our non-employee directors, should send a letter to the following address: ARAMARK Corporation, Attention: Non-Management Directors, 1101 Market Street, Philadelphia, PA 19107. Stockholders who would like to communicate with our Board of Directors as a whole should send a letter to the following address: ARAMARK Corporation, Attention: Board of Directors, 1101 Market Street, Philadelphia, PA 19107.

Independence

The board has adopted Corporate Governance Guidelines that contain categorical standards of director independence. No director will be considered “independent” unless the board of directors affirmatively determines that the director has no material relationship with ARAMARK (either directly, or as a partner, stockholder, director or officer of an organization that has a relationship with ARAMARK). When making “independence” determinations, the board broadly considers all relevant facts and circumstances, as well as any other facts and considerations specified by the NYSE, by law or by any rule or regulation of any other regulatory body or self-regulatory body applicable to ARAMARK. Notwithstanding the foregoing, none of the following relationships shall disqualify any director or nominee from being considered “independent” and such relationships shall be deemed to be an immaterial relationship with ARAMARK:

•	A director’s or a director’s immediate family member’s ownership of five percent or less of the equity of an organization that has a relationship with ARAMARK;

•	A director’s service as an executive officer or director of or employment by, or a director’s immediate family member’s service as an executive officer of, a company that makes payments to or receives payments from ARAMARK for property or services in an amount which, in any fiscal year, is less than the greater of $1 million or two percent of such other company’s consolidated gross revenues; or

•	A director’s service as an executive officer of a charitable organization that received annual contributions from ARAMARK and its Foundation that have not exceeded the greater of $1,000,000 or two percent of the charitable organization’s annual gross revenues (ARAMARK’s automatic matching of employee contributions will not be included in the amount of ARAMARK’s contributions for this purpose).

The board has made the determination that eight of our non-employee directors are independent under NYSE rules. Each of these directors also satisfies the categorical standards set forth above. The following directors were determined to be independent: Patricia C. Barron, Leonard S. Coleman, Jr., Ronald R. Davenport, Thomas H. Kean, James E. Ksansnak, James E. Preston, Ronald L. Sargent and Karl M. von der Heyden.

Audit Committee

The Company has a separately designated audit committee, the Audit and Corporate Practices Committee, whose members are Karl M. von der Heyden (Chairman), Leonard S. Coleman, Jr. and Ronald L. Sargent.

Audit Committee Financial Expert

The Board of Directors has determined that Karl M. von der Heyden is an audit committee financial expert as defined by the rules under the Securities Exchange Act of 1934 and is independent within the meaning of the New York Stock Exchange listing standards.

Code of Conduct

We have a business conduct policy that applies to all employees and non-employee directors, which includes the code of ethics for our principal executive officer, our principal financial officer and our principal accounting officer or controller within the meaning of the SEC regulations adopted under the Sarbanes-Oxley Act of 2002. Our business conduct policy, as well as the charters of our Compensation Committee, our Nominating Committee and our Audit Committee and our Corporate Governance Guidelines, is posted under the Investor Relations section of our website at www.aramark.com.

Copies of our business conduct policy, as well as the charters of our Compensation Committee, our Nominating Committee and our Audit Committee and our Corporate Governance Guidelines, also are available at no cost to any stockholder who requests them by writing or telephoning us at the following address or telephone number:

ARAMARK Corporation

1101 Market Street

Philadelphia, PA 19107

Attention: Investor Relations

Telephone: (215) 238-3708

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own beneficially more than 10% of our common stock to file reports of ownership and changes in ownership of such stock with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such forms they file. To our knowledge, other than as discussed below, our directors and executive officers complied during fiscal year 2006 with all currently applicable Section 16(a) filing requirements. Ms. McKee filed, after the applicable due date, one change in ownership report relating to the delivery of 508 shares of Class A Common Stock underlying restricted stock units that she had been granted.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning the compensation we paid to our chief executive officer and the six other most highly paid executive officers during fiscal 2006. We refer to these persons in this proxy statement as the “named executive officers.”

Summary Compensation Table

		Annual Compensation			Long-term Compensation Awards		All Other Compensation(4)
Name and Current Principal Position	Fiscal Year	Salary	Bonus(1)	Other Annual Compensation(2)	Restricted Stock Award ($)(3)	Securities Underlying Options
Joseph Neubauer	2006	$1,000,000	$1,750,000	$211,706	$448,131	120,000	$9,000
Chairman and	2005	1,000,000	1,600,000	202,650	400,000	200,000	8,400
Chief Executive Officer	2004	1,000,000	800,000	168,243	200,000	—	7,800

L. Frederick Sutherland	2006	592,800	450,000	—	491,338	60,000	9,000
Executive Vice	2005	568,750	375,000	—	418,557	50,000	8,400
President	2004	538,500	350,000	—	373,877	45,000	7,800
and Chief Financial
Officer

Andrew C. Kerin	2006	525,850	450,000	—	489,209	60,000	10,752
Executive Vice	2005	461,500	350,000	—	404,218	75,000	10,152
President and President	2004	405,750	230,000	—	286,469	30,000	7,800
Domestic Food,
Hospitality and Facilities

Bart J. Colli	2006	517,800	425,000	—	478,493	60,000	10,752
Executive Vice	2005	492,500	365,000	—	413,557	50,000	10,152
President,	2004	459,200	325,000	—	361,377	45,000	10,200
General Counsel and
Secretary

Lynn B. McKee	2006	492,800	425,000	—	478,782	60,000	9,000
Executive Vice	2005	462,500	355,000	—	408,557	50,000	8,400
President,	2004	362,000	300,000	—	451,279	63,000	7,800
Human Resources

Ravi K. Saligram	2006	492,800	425,000	—	476,863	60,000	9,000
Executive Vice	2005	465,000	320,000	—	393,921	75,000	8,400
President and	2004	432,500	220,000	—	282,378	30,000	4,216
President, ARAMARK
International

Thomas J. Vozzo	2006	493,750	400,000	—	464,845	60,000	6,300
Executive Vice	2005	460,000	325,000	—	396,859	75,000	6,300
President and	2004	411,250	230,000	—	343,072	45,000	5,323
President, ARAMARK
Uniform and Career
Apparel

(1)	The amounts in this column for 2006 include amounts of bonus deferred under the Management Stock Purchase Program (“MSPP”) for which the named executive officers received restricted stock units—for Mr. Neubauer, $437,500 (13,083 restricted stock units), for Messrs. Sutherland and Kerin, $225,000 (6,728 restricted stock units), for Messrs. Colli and Saligram and Ms. McKee, $212,500 (6,354 restricted stock units), and for Mr. Vozzo $200,000 (5,980 restricted stock units). Restricted stock units received in lieu of bonus under the MSPP are immediately vested.

(2)	The amounts disclosed in this column for 2006 include, with respect to Mr. Neubauer, $94,430 representing the Company’s payment of premiums for survivor insurance and $72,546 for Mr. Neubauer’s personal use of the Company’s airplane. The amounts disclosed in this column for 2005 include, with respect to Mr. Neubauer, $91,058 representing the Company’s payment of premiums for survivor insurance and $75,251 for Mr. Neubauer’s personal use of the Company’s airplane. The amounts disclosed in this column for 2004 include, with respect to Mr. Neubauer, $85,761 representing the Company’s payment of premiums for survivor insurance and $48,526 for Mr. Neubauer’s personal use of the Company’s airplane. In accordance with SEC rules, no disclosure is made with regard to officers whose perquisites are the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer.
(3)	The amounts in this column for 2006 include:
(a)	The value of restricted stock units granted to each of the named executive officers as of the date of grant—for Messrs. Sutherland, Kerin, Colli, Saligram and Vozzo and Ms. McKee, $253,500 (10,000 restricted stock units). These restricted stock unit grants vest in equal annual installments on each of the first four anniversaries of the date of grant.
(b)	Matching amounts contributed by the Company under the MSPP for each of the named executive officers—for Mr. Neubauer, $437,500 (13,083 restricted stock units), for Messrs. Sutherland and Kerin, $225,000 (6,728 restricted stock units), for Messrs. Colli and Saligram and Ms. McKee, $212,500 (6,354 restricted stock units) and for Mr. Vozzo $200,000 (5,980 restricted stock units). These matching restricted stock units vest in equal annual installments on each of the first four anniversaries of the date of grant.
(c)	Dividend equivalents credited to each of the named executive officers in respect of their restricted stock units—for Mr. Neubauer, $10,631, for Mr. Sutherland, $12,838, for Mr. Kerin, $10,709, for Mr. Colli $12,493, for Ms. McKee, $12,782, for Mr. Saligram, $10,863, and for Mr. Vozzo, $11,345. Dividends are credited in respect of all restricted stock units.

Each of the grants of restricted stock units listed in this column vests in equal annual installments on the first four anniversaries of the date of grant except for dividend equivalent restricted stock units, which vest at the same time as the restricted stock units to which they are attributable. The number and aggregate value of restricted stock units held by each of the executive officers on September 29, 2006 is as follows: for Mr. Neubauer, 45,370 restricted stock units with a value of $1,490,858, for Mr. Sutherland, 48,592 restricted stock units with a value of $1,596,733, for Mr. Kerin, 43,178 restricted stock units with a value of $1,418,829, for Mr. Colli, 47,276 restricted stock units with a value of $1,553,489, for Ms. McKee, 47,612 restricted stock units with a value of $1,564,530, for Mr. Saligram, 41,651 restricted stock units with a value of $1,368,652, and for Mr. Vozzo, 43,296 restricted stock units with a value of $1,422,707.

In Fiscal 2006, in connection with his promotion to President, Domestic Food, Hospitality and Facilities, Mr. Kerin also received a contingent award of cash in lieu of the grant of 10,000 restricted stock units that he otherwise would have received upon his promotion. Mr. Kerin’s receipt of the cash payment is contingent upon the closing of the merger transaction among the Company, RMK Acquisition Corporation and RMK Finance LLC. If the transaction closes, Mr. Kerin will receive $338,000 in connection with that grant (10,000 multiplied by the transaction price of $33.80 per share).

(4)	The amounts in this column include:
(a)	Company contributions to the 2005 Stock Unit Retirement Plan: with respect to each of the Named Executive Officers except Mr. Vozzo of $9,000 for 2006.
(b)	Company contributions to the ARAMARK Uniform and Career Apparel Retirement Savings Plan with respect to Mr. Vozzo of $6,300 for 2006.
(c)	In 2006, with respect to Messrs. Kerin and Colli, the payment of the $1,752 annual premium for his term life insurance.

Stock Options

Option Grants

The following table sets forth information with respect to the named executive officers concerning individual grants of stock options made in fiscal 2006.

Option Grants in Last Fiscal Year

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2006	Exercise Price(1)	Expiration Date
Name					5%	10%
Joseph Neubauer	120,000	4.67%	$25.35	11/14/2015	$1,913,097	$4,848,165
L. Frederick Sutherland	60,000	2.34%	$25.35	11/14/2015	$956,549	$2,424,082
Andrew C. Kerin	60,000	2.34%	$25.35	11/14/2015	$956,549	$2,424,082
Bart J. Colli	60,000	2.34%	$25.35	11/14/2015	$956,549	$2,424,082
Lynn B. McKee	60,000	2.34%	$25.35	11/14/2015	$956,549	$2,424,082
Ravi K. Saligram	60,000	2.34%	$25.35	11/14/2015	$956,549	$2,424,082
Thomas J. Vozzo	60,000	2.34%	$25.35	11/14/2015	$956,549	$2,424,082

(1)	The exercise price of all option grants reflected in the table are equal to the closing price of our class B common stock on the New York Stock Exchange on the date of grant. Option grants listed in the table vest in equal annual installments on the first four anniversaries of the date of grant.
(2)	Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercises of the option or the sale of the underlying shares. The actual gains, if any, on the exercises of stock options will depend on the future performance of the common stock, the option holder’s continued employment through the option period, and the date on which the options are exercised.

Options Exercised and Unexercised

The following table sets forth information with respect to the named executive officers concerning the exercise of options in fiscal 2006 and unexercised options held as of September 29, 2006, the last day of fiscal 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

Name	Shares Acquired on Exercise	Value Realized(1)	Number of Securities Underlying Unexercised Options(2)		Value of Unexercised In-the-Money Options at Fiscal Year End(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Joseph Neubauer	—	—	50,000	270,000	$350,000	$1,951,200
L. Frederick Sutherland	—	—	35,000	120,000	$270,275	$969,375
Andrew C. Kerin	26,000	$476,320	167,250	163,750	$2,508,610	$1,238,950
Bart J. Colli	16,000	$286,720	115,000	120,000	$1,059,050	$969,375
Lynn B. McKee	6,666	$122,121	69,000	135,250	$539,534	$1,049,447
Ravi K. Saligram	—	—	108,750	156,250	$1,061,475	$1,366,325
Thomas J. Vozzo	20,000	$357,333	176,250	163,750	$1,774,350	$1,417,500

(1)	Value realized equals the closing price of our class B common stock on the New York Stock Exchange at the time the option was exercised minus the exercise price of the option, multiplied by the number of shares for which the option was exercised.

(2)	Options exercisable and values of options are determined as of September 29, 2006. Value of an in-the-money option equals the closing price of our class B common stock on September 29, 2006 minus the exercise price of the option, multiplied by the number of shares underlying the option.

Employment Agreements and Change of Control Arrangements

General. We have employment agreements or arrangements with all of our officers under which they are currently being paid annual salaries ranging up to $1,000,000. Generally, these contracts are for indeterminate periods terminable by either party, in most cases subject to advance notice and post-employment severance and benefit obligations.

Agreement with Mr. Neubauer. Under Mr. Neubauer’s employment agreement, he is employed by us as our chairman and chief executive officer for a period beginning on the effective date of the employment agreement and ending on the second anniversary of a notice of termination of the employment agreement given by either party unless earlier terminated pursuant to its terms. The agreement provides for Mr. Neubauer to receive a base salary of $1,000,000, which will be reviewed periodically by the board in connection with its review of Mr. Neubauer’s performance. The board can increase, but not decrease, his salary in its discretion. Mr. Neubauer’s bonus is determined by the Compensation Committee pursuant to the terms of the Company’s Senior Executive Annual Performance Bonus Arrangement and Mr. Neubauer is eligible to participate in the Company’s 2001 Equity Incentive Plan and all retirement and welfare programs applicable to senior executives of the Company at benefit levels applicable to the Company’s chief executive officer.

Mr. Neubauer’s employment agreement also provides that he will receive a supplemental retirement benefit for the duration of his life following his termination of employment, with a 50% survivor benefit for his surviving spouse for her lifetime. The annual supplemental retirement benefit will be equal to 50% of the sum of his base salary and his average bonus for the three years prior to his termination (or, if higher, his average annual bonus from 2001 to 2003), less any amounts payable under the survivor income protection plan in which Mr. Neubauer participates. Currently, the survivor income protection plan provides for a surviving spouse to receive the executive’s full base salary for one year after the executive’s death and one-half of the executive’s base salary for the subsequent nine years.

Mr. Neubauer’s employment agreement also provides that, in general, after termination of Mr. Neubauer’s employment by us without cause or by Mr. Neubauer’s resignation with good reason (as each is defined in the agreement), including a resignation by Mr. Neubauer within 12 months following a change of control (as defined in the agreement), Mr. Neubauer will receive the following payments and benefits:

•	A pro rata bonus for the year of termination based on his average bonus over the three immediately preceding years (or, if higher, 2001-2003);

•	Lump sum payments of two times his base salary;

•	A lump sum payment of two times his average bonus for the three years prior to his termination (or, if higher, 2001-2003);

•	The supplemental retirement benefit mentioned above;

•	Participation in the Company’s survivor income protection plan, certain health and welfare plans and other perquisites (such as his company car) for up to three years;

•	Full vesting of his stock options and purchase opportunities;

•	Participation in the Company’s executive health plan at his own expense for three years; and

•	Other accrued but unpaid salary and benefits.

During his employment term and for a period of two years thereafter, Mr. Neubauer is subject to a non-competition covenant.

We have agreed to use our best efforts to cause Mr. Neubauer to be a member of our board during the term of Mr. Neubauer’s employment agreement. In addition, if any payment or benefit payable to Mr. Neubauer after a change in ownership or control of the Company would be considered a parachute payment subject to a federal excise tax, then we will pay Mr. Neubauer an additional payment or benefit to gross-up the amount of the excise tax.

Agreements with Messrs. Sutherland, Kerin, Colli, Saligram and Vozzo and Ms. McKee. In 2007, Messrs. Sutherland, Kerin, Colli, Saligram and Vozzo and Ms. McKee will receive annual base salaries of $630,000, $610,000, $575,000, $525,000, $525,000 and $525,000, respectively.

We have entered into substantially similar agreements with Messrs. Sutherland, Kerin, Colli, Saligram and Vozzo and Ms. McKee (each, an “Executive”) relating to employment and post employment competition. The agreements generally provide for severance payments and other payments to be made to the Executive in the event that the Executive’s employment is terminated for any reason other than for cause (as defined in the agreements). Those benefits include severance payments on the basis of continuous service, generally equal to between 6 and 18 months of pay, plus the continuation of certain other benefits, including basic group medical and life insurance coverage, during the period of such payment. The agreements contain non-competition provisions pursuant to which the Executive would be restricted from associating with or acquiring or maintaining an ownership interest in a competing business for a period of two years (or one year if employment is terminated by us other than for cause or is terminated by the employee for good reason after a change of control).

The agreements we have entered into with Messrs. Sutherland, Kerin, Colli, Saligram and Vozzo and Ms. McKee also provide for severance benefits if the Executive’s employment is terminated under certain circumstances in connection with a change in control of the Company. In general, if the Executive’s employment is terminated by us without cause or if the Executive resigns with good reason (as defined in the agreement) following a change in control, the Executive is entitled to cash severance benefits based on a multiple of two times the Executive’s base salary and target bonus (or the prior year’s actual bonus, if higher), a pro rata portion of the Executive’s target bonus for the fiscal year of termination based on the portion of the year during which he or she was employed, plus cash severance benefits of up to 18 months of pay based on the Executive’s length of service with the Company. The Executive is also entitled to continuation of certain welfare benefits for a period of 24 months and certain outplacement benefits. Under certain circumstances, the severance benefits payable under these agreements might constitute parachute payments subject to federal excise tax, in which case the Executive will receive a gross-up payment to compensate the Executive for the excise taxes.

The Company has entered into Indemnification Agreements with our directors and executive officers, among others, that provide substantially similar rights to which directors and officers are currently entitled pursuant to the Company’s certificate of incorporation and by-laws and that spell out further the procedures to be followed in connection with indemnification.

Compensation of Directors

In exchange for serving on our Board, each of our non-employee directors receives an annual cash retainer of $62,500, payable in quarterly installments of $15,625, plus equity grants of $62,500. The equity portion of our non-employee directors’ fees is divided between $36,250 worth of stock options, granted in quarterly installments of $9,062.50, based on a Black-Scholes valuation methodology, and $26,250 worth of deferred stock units, granted in quarterly installments of $6,562.50.

Options have a 10-year term, are immediately 100% vested on the date of grant and have an exercise price equal to the fair market value of the underlying common stock on the date of grant. After a director’s retirement, the director may exercise all or any part of his or her options for a period ending on the earlier of ten years following his or her retirement or the expiration date.

The number of deferred stock units granted to our non-employee directors on a quarterly basis is equal to $6,562.50 divided by the closing price of our class B common stock on the date of grant. Deferred stock units are 100% vested upon grant, but are not paid out until six months after the termination of a director’s service.

Non-employee directors may elect to receive all or part of the annual cash retainer in the form of deferred shares and/or deferred cash. Under this deferral arrangement, the non-employee director is credited at the end of each quarter, under a notional deferral account, with the amount of cash deferred and/or with a number of shares of our class A common stock calculated by dividing the amount of cash deferred by the closing price of a share of our class B common stock on the computation date. Each non-employee director who elects to receive deferred shares has the right to receive credit for dividends in his or her deferred stock account equal to the amount of the dividend multiplied by the quotient of the number of units in his or her deferred stock account on the record date divided by the fair market value of Company common stock on the dividend payment date. Deferred shares and deferred cash are issued or paid to the director on the third anniversary of the last day of the year in which the fees would have otherwise been paid to the director, unless the director elects to defer issuance or payment to a later date. Deferred cash accrues interest at a rate determined annually by us based on the Moody’s Corporate Bond Rate as of October. The interest rate for 2006 was 5.77% and will be 6.41% for 2007. Directors also are entitled to participate in the Company’s health and welfare plans. In addition, directors who are not our employees and who serve as chairman of a board committee receive an additional $10,000 each year.

Directors have stock ownership guidelines with respect to ARAMARK common stock that require directors to own ARAMARK stock with a market value of four times the annual retainer within four years of election to the Board.

On May 1, 2006, the Board of Directors of the Company formed a special committee of the Board of Directors (the “Special Committee”) consisting of Patricia C. Barron, Ronald R. Davenport (as chairman), James E. Preston, Ronald L. Sargent and Karl M. von der Heyden, to consider the proposal by a group of investors led by Joseph Neubauer, the Company’s Chairman and Chief Executive Officer, to acquire all of the Company’s common stock. The Board also approved the compensation of the Special Committee that consisted of $100,000 for the Chairman of the Special Committee and $75,000 for each other member. In addition, each of the members of the Special Committee has been reimbursed for all reasonable expenses incurred in connection with his or her responsibilities as a member of the Special Committee. These payments were in addition to the compensation that members of the Special Committee receive for their service on the Board of Directors.

Compensation Committee Interlocks and Insider Participation

Mr. Neubauer serves on the Compensation Committee of Verizon Communications, Inc. Mr. Babbio, who is one of our directors, is Vice Chairman and President of Verizon Communications, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table sets forth information about ARAMARK common stock that may be issued under all of ARAMARK’s existing equity compensation plans as of September 29, 2006, including the 2001 Equity Incentive Plan, the Combined Stock Ownership Plan and the Company’s Stock Unit Retirement Plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding securities reflected in column(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:	11,945,869	(2)	$23.91	42,617,956	(3)
Equity compensation plans not approved by security holders:	0		$0	0

Total	11,945,869		$23.91	42,617,956

(1)	Under the 2001 Equity Incentive Plan, options, stock appreciation rights, shares, restricted shares and restricted stock units may be granted, but the Plan does not separately segregate the shares used for each type of award. As of September 29, 2006, 42,617,956 shares were available for issuance under the 2001 Equity Incentive Plan.
(2)	Includes 1,928,096 shares issuable upon the conversion of deferred stock units issuable under the ARAMARK Corporation Stock Unit Retirement Plan at a rate of one share for each deferred stock unit. The deferred stock units convert into class A common stock for no additional consideration. Therefore, these shares are not included in the calculation of weighted average exercise price in column b. In addition, includes 331,545 shares issuable upon conversion of deferred stock units awarded under the ARAMARK 2001 Stock Unit Retirement Plan and 132,789 shares issuable upon conversion of deferred stock units awarded under the ARAMARK 2005 Stock Unit Retirement Plan. Awards issued under these plans are permitted by, and shares issuable upon conversion of the deferred stock units will be issued under, the 2001 Equity Incentive Plan. The deferred stock units convert into class B common stock for no additional consideration. Therefore, these shares are not included in the calculation of the weighted average exercise price in column b. The Deferred Compensation Plan for Directors also includes deferred stock awards permitted by, and shares issuable under, the 2001 Equity Incentive Plan, but as of September 29, 2006 there were no deferred stock awards outstanding under the Deferred Compensation Plan for Directors. Finally, this number includes 1,344,669 shares issuable upon the conversion of restricted stock units and 8,064 shares issuable upon the conversion of director deferred stock units, in each case, issuable under the 2001 Equity Incentive Plan at a rate of one share for each restricted stock unit. The restricted stock units convert into class A common stock or class B common stock for no additional consideration. Therefore, these shares are not included in the calculation of weighted average exercise price in column b.
(3)	The 2001 Equity Incentive Plan provides that an additional 3% of our common stock outstanding as of the end of the prior calendar year becomes available under the Plan on each January 1 following the adoption of the Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 3, 2006 (except as noted below) by (i) each person known to us to own beneficially more than five percent of either class of our common stock, (ii) our named executive officers listed in the Summary Compensation Table, (iii) each director and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with SEC rules and means voting or investment power with respect to securities. Shares of common stock issuable upon the exercise of stock purchase opportunities and stock options exercisable currently or within 60 days of November 3, 2006 are deemed outstanding and to be beneficially owned by the person holding such purchase opportunity or option for purposes of computing such person’s percentage ownership, but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The Class B common stock column, for each listed person or persons, includes the shares of Class B common stock issuable upon the conversion of such person or persons’ Class A common stock and stock options. Except as otherwise noted, each person listed below, either alone or together with members of the person’s family sharing the same household, had sole voting and investment power with respect to the shares listed next to such person’s name.

	Shares Beneficially Owned
	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Shares(1)%		Shares(2)%
Trustee for the RSP and the AUCA Plan(3)	12,815,022	22.9%	13,078,657	9.5%
FMR Corp.(4)	—	—	7,253,094	5.8%
Samuel J. Heyman(5)	—	—	7,240,000	5.8%
Bruce C. Lindsay(6)	4,315,134	7.7%	4,315,134	3.4%
David F. Girard-diCarlo(7)	3,578,984	6.4%	3,578,984	2.8%
Wachovia Corporation(8)	3,578,984	6.4%	3,578,984	2.8%
Joseph Neubauer(9)	24,025,577	42.9%	24,025,577	16.2%
Lawrence T. Babbio, Jr.	24,368	*	260,955	*
Patricia C. Barron	231,642	*	231,642	*
Leonard S. Coleman, Jr.	84,368	*	84,368	*
Ronald R. Davenport	140,868	*	140,868	*
Thomas H. Kean	708,188	1.3%	708,188	*
James E. Ksansnak(10)	2,419,730	4.3%	2,419,730	1.9%
James E. Preston(11)	634,368	1.1%	634,368	*
Ronald L. Sargent	20,535	*	23,535	*
Karl M. von der Heyden	54,368	*	114,368	*
L. Frederick Sutherland(12)	1,818,232	3.3%	1,978,232	1.6%
Andrew C. Kerin	281,824	*	281,824	*
Bart J. Colli	268,883	*	268,883	*
Lynn B. McKee	194,398	*	194,398	*
Ravi K. Saligram	154,562	*	154,562	*
Thomas J. Vozzo	269,586	*	298,730	*
All current directors and executive officers as a group (19 persons)	31,763,881	55.3%	32,252,612	20.7%

(1)	Applicable percentage of ownership is based on 55,870,025 shares of Class A common stock outstanding on November 3, 2006. The numbers in this column include shares that are subject to stock purchase opportunities or stock options exercisable currently, or within 60 days of November 3, 2006, as follows: Mr. Neubauer 130,000 shares, Mr. Babbio 24,368 shares, Ms. Barron 24,368 shares, Mr. Coleman 24,368 shares, Mr. Davenport 24,368 shares, Mr. Kean 24,368 shares, Mr. Ksansnak 24,368 shares, Mr. Preston 24,368 shares, Mr. Sargent 20,535 shares, Mr. von der Heyden 54,368 shares, Mr. Sutherland 62,500 shares, Mr. Kerin 233,500 shares, Mr. Colli 142,500 shares, Ms. McKee 102,750 shares, Mr. Saligram 142,500 shares, Mr. Vozzo 222,500 shares and all current directors and executive officers as a group 1,563,729 shares. The numbers in this column also include shares that are deliverable within 60 days pursuant to grants of restricted stock units as follows: Mr. Neubauer 0 shares, Mr. Sutherland 9,165 shares, Mr. Kerin 6,886 shares, Mr. Colli 8,690 shares, Ms. McKee 8,214 shares, Mr. Saligram 6,699 shares, Mr. Vozzo 6,886 shares and all current directors and officers as a group, 58,136 shares. The numbers in this column also include shares representing, for each of the following individuals, his or her portion of the Class A common stock held in the Company Composite Fund of the ARAMARK Retirement Savings Plan for Salaried Employees or the ARAMARK Uniform and Career Apparel Group Retirement Savings Plan for which the individual exercises voting and dispositive power as follows: Mr. Neubauer, 122,280 shares, Mr. Sutherland, 52,686 shares, Ms. McKee, 19,295 shares, Mr. Vozzo, 12,355 shares, and all current directors and executive officers as a group, 206,616 shares.
(2)

Applicable percentage of ownership is based on 124,363,519 shares of Class B common stock outstanding on November 3, 2006. For each listed person or persons, we have included the shares of Class B common stock issuable upon the conversion of Class A common stock for purposes of computing such person’s percentage ownership of Class B common stock, but such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. We have also included shares of Class A common stock issuable upon the exercise of stock purchase opportunities or stock options exercisable currently or within 60 days of November 3, 2006.

(3)	As reflected in the records of the Company’s transfer agent, as well as the Company’s own records, as of November 3, 2006, U.S. Trust holds 12,815,022 shares of Class A common stock and 263,635 shares of Class B common stock. The number of shares of Class B common stock shown on the table includes 12,815,022 shares currently issuable upon conversion of an equal number of shares of Class A common stock. According to Amendment No. 2 to Schedule 13G filed on February 15, 2006 by U.S. Trust Corporation, a holding company, United States Trust Company of New York, a New York State Chartered Bank, and U.S. Trust Company, N.A., a National Bank. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation, a publicly traded company. U.S. Trust Corporation has shared voting and dispositive power with respect to all of the shares it holds. United States Trust Company is the independent trustee of the Company stock fund portion of the ARAMARK Retirement Savings Plan for Salaried Employees and the ARAMARK Uniform and Career Apparel Group Retirement Savings Plan. U.S. Trust Corporation’s address is 14 West 47th Street, New York, NY 10036. The vote is passed through by U.S. Trust Corporation to the participants in the relevant plan.
(4)	As reflected in Amendment No. 5 to Schedule 13G filed on February 14, 2006 by FMR Corp., a parent holding company (“FMR”), and Edward C. Johnson, III (“Mr. Johnson”), an individual. According to FMR, it has sole voting power with respect to 277,844 shares and sole dispositive power with respect to all such shares. According to Mr. Johnson, he has sole dispositive power with respect to all such shares. Various persons have the right to receive or the power to direct the receipt of the dividends from, or the proceeds from the sale of, the shares, but no one person’s interest in ARAMARK’s Class B common stock is more than 5%. Fidelity Management and Research Co, an investment advisor and wholly-owned subsidiary of FMR, is the beneficial owner of 7,177,150 shares as a result of acting as investment advisor to various investment companies. The interest of Fidelity Management Trust Company, a bank and investment manager of institutional accounts, amounted to 6,400. In addition, Strategic Advisors, Inc., an investment advisor and wholly-owned subsidiary of FMR, beneficially owns 7,444 of the shares. The principal address of FMR Corp is 82 Devonshire Street, Boston, Massachusetts 02109.
(5)	As reflected in Schedule 13G filed on August 3, 2006 by Heyman Investment Associates Limited Partnership, a partnership (“HIA LP”), Heyvestco LLC (“Heyvestco”), Heyman Joint Venture, a partnership (“Heyman JV”), Westport Holdings, LLC (“Westport”), Westport Holdings II, LLC (“Westport II”), The Annette Heyman Foundation Inc., a corporation (the “Heyman Foundation”), and Samuel J. Heyman, an individual (“Mr. Heyman”). According to Mr. Heyman, he has shared voting and dispositive power with respect to all such shares. According to HIA LP, it has shared voting and dispositive power with respect to 5,828,570 shares. According to Heyvestco, it has shared voting and dispositive power with respect to 1,080,930 shares. According to Heyman JV, it has shared voting and dispositive power with respect to 196,000 shares. According to Westport, it has shared voting and dispositive power with respect to 80,000 shares. According to Westport II, it has shared voting and dispositive power with respect to 18,500 shares. According to the Heyman Foundation, it has shared voting and dispositive power with respect to 36,000 shares. The principal business office of HIA LP, Heyvestco, Heyman JV, Westport, Westport II, and the Heyman Foundation is: 333 Post Road West, Westport, Connecticut 06880. The principal business office of Samuel J. Heyman is: 667 Madison Avenue—12th Floor, New York, New York 10021.
(6)	As reflected in Schedule 13G filed on March 20, 2006. According to Mr. Lindsay, he has sole voting and dispositive power with respect to 1,392,002 shares and shared voting and dispositive power with respect to 2,923,132 shares. Mr. Lindsay holds the shares indirectly as co-trustee of several trusts for the benefit of Mr. Neubauer’s family members. Mr. Lindsay’s address is 2117 Associates, LLC, 1926 Arch Street, Philadelphia, Pennsylvania, 19103. Mr. Lindsay serves as co-trustee with Mr. Girard-diCarlo and Wachovia for trusts holding 2,923,132 shares of Class A common stock. Those shares are included in the shares in the table that are beneficially owned by Mr. Girard-diCarlo and Wachovia.
(7)	As reflected in Schedule 13G filed on March 20, 2006. According to Mr. Girard-diCarlo, he has shared voting and dispositive power with respect to all such shares. Mr. Girard-diCarlo holds the shares indirectly as co-trustee of several trusts for the benefit of Mr. Neubauer’s family members. Mr. Girard-diCarlo’s address is Blank Rome LLP, One Logan Square, Philadelphia, Pennsylvania, 19103. Mr. Girard-diCarlo serves as co-trustee with Mr. Lindsay and Wachovia for trusts holding 2,923,132 shares of Class A common stock. Mr. Girard-diCarlo also serves as co-trustee with Wachovia for trusts holding 655,852 shares of Class A common stock. In each case, those shares are included in the shares in the table that are beneficially owned by Mr. Lindsay and Wachovia or Wachovia, respectively.

(8)	As reflected in the Company’s stock transfer records, Wachovia Corporation holds the shares indirectly as co-trustee of several trusts for the benefit of Mr. Neubauer’s family members. Wachovia serves as co-trustee with Mr. Lindsay and Mr. Girard-diCarlo for trusts holding 2,923,132 shares of Class A common stock. Wachovia also serves as co-trustee with Mr. Girard-diCarlo for trusts holding 655,852 shares of Class A common stock. In each case, those shares are included in the shares in the table that are beneficially owned by Mr. Lindsay and Mr. Girard-diCarlo or Mr. Girard-diCarlo, respectively.
(9)	The address of Mr. Neubauer is ARAMARK Corporation, ARAMARK Tower, 1101 Market Street, Philadelphia, PA 19107. The number of shares of Class A common stock shown on the table includes 20,398,828 shares held directly by Mr. Neubauer, 3,374,469 shares held by The Neubauer Family Foundation (the “Foundation”), over which Mr. Neubauer is a co-trustee and effectively has sole voting and dispositive power, and 130,000 shares issuable currently or within 60 days upon exercise of outstanding stock options. The number of shares of Class A common stock also includes 122,280 shares, which represents Mr. Neubauer’s portion of the Class A common stock held in the Company Composite Fund of the ARAMARK Retirement Savings Plan for Salaried Employees for which he exercises voting and investment power.
(10)	The number of shares of Class A common stock shown on the table includes 671,114 shares held by the Echo Jupiter Limited Partnership, of which Mr. Ksansnak is the general partner, 81,856 shares held by the James E. Ksansnak Charitable Remainder Unitrust and 1,642,392 shares held by the James E. Ksansnak Irrevocable Trust dated 12/20/2000, which Mr. Ksansnak controls.
(11)	Includes 303,600 shares held by Preston Associates Limited Partnership over which Mr. Preston has voting and dispositive power.
(12)	Includes 678,000 shares of Class A common stock held by two family partnerships for which Mr. Sutherland serves as a general partner and 232,290 shares held by Mr. Sutherland’s spouse in her own name. Also includes 160,000 shares of Class B common stock held by the Chatham Foundation over which Mr. Sutherland has voting and dispositive power.
*	Less than 1%.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

Neubauer Registration Rights Agreement

In exchange for Mr. Neubauer’s agreement to relinquish the right under his employment agreement to the benefits of the provisions of the stockholders’ agreement as in effect prior to our public offering in December 2001, we entered into a registration rights agreement with Mr. Neubauer, the Neubauer Family Foundation and certain trusts of which Mr. Neubauer is the settlor. Under the registration rights agreement, we granted Mr. Neubauer and those related parties the right to require us, on three occasions, to register shares held by Mr. Neubauer and these related parties, as well as unlimited piggyback registration rights.

Other Transactions

We have a split dollar life insurance agreement with Mr. Neubauer. The agreement relates to life insurance policies owned by a trust created by Mr. Neubauer. Pursuant to the agreement, prior to 2003, we paid a substantial portion of the premiums on the policies, such amounts to be repaid from the proceeds of the policies upon their termination. At September 29, 2006, the amount of the premium repayment obligation was $2,497,692. We do not charge interest in each fiscal year on this amount. However, we have in the past captured at least some of the foregone interest because we reduced the amount of the interest that would otherwise accrue on Mr. Neubauer’s deferred compensation. We hold a security interest in the policies to secure the repayment of the premium amount paid by us. This arrangement terminates upon the termination of Mr. Neubauer’s employment (other than by reason of his retirement).

Item 14. Principal Accountant Fees and Services

Set forth below is information relating to the aggregate fees billed by KPMG for professional services rendered for each of the last two fiscal years.

Audit Fees

The aggregate fees billed by KPMG for each of fiscal 2005 and fiscal 2006 for professional services rendered for the audit of our consolidated financial statements, and for the reviews of the unaudited consolidated financial statements included in our Quarterly Reports on Form 10-Q for the fiscal years, for the audit of the company’s internal control over financial reporting and for the attestation of management’s report on the effectiveness of internal control over financial reporting (beginning in fiscal 2005), or for services normally provided by our independent public accountant in connection with statutory or regulatory filings or engagements for those fiscal years were $5,551,926 and $5,173,012, respectively.

Audit-Related Fees

The aggregate fees billed by KPMG in each of fiscal 2005 and fiscal 2006 for assurance and related services that were reasonably related to performance of the audit or review of our consolidated financial statements and that are not reported under “Audit Fees” above were $685,340 and $503,333, respectively. These services consisted of compliance and employee benefit plan audits, reviews of registration statements, accounting consultation and other services.

Tax Fees

The aggregate fees billed by KPMG LLP in each of fiscal 2005 and fiscal 2006 for professional services rendered for tax compliance, tax advice and tax planning were $517,062 and $519,549, respectively. These services consisted primarily of international compliance assistance (for 2006, $63,513) and tax planning advice.

All Other Fees

The aggregate fees billed by KPMG in fiscal 2005 and 2006 for products and services provided, other than the services noted above, were $0 and $99,310, respectively. These fees primarily related to industry consultation outside the United States.

Pre-approval of services

The Audit Committee annually reviews and pre-approves the services that may be provided by the independent auditor without obtaining specific pre-approval from the Audit Committee. The Audit Committee has also adopted a Pre-Approval Policy that contains a list of pre-approved services, which the Audit Committee may revise from time to time, based on subsequent determinations. The Audit Committee has delegated pre-approval authority to the chairman of the Audit Committee, or in his absence or unavailability, to another specified member of the Audit Committee. The chairman of the Audit Committee or such specified member will report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All of our audit-related fees, tax fees and other fees were pre-approved by the Audit Committee or the chairman of the Committee.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statements

See Index to Financial Statements and Schedule at page S-1.

(b) Exhibits Required by Item 601 of Regulation S-K

See the Exhibit Index which is incorporated herein by reference.

(c) Financial Statement Schedules

See Index to Financial Statements and Schedule at page S-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, Commonwealth of Pennsylvania, on November 22, 2006.

ARAMARK CORPORATION

By:	/s/ JOSEPH NEUBAUER
Name: Title:	Joseph Neubauer Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose name appears below hereby appoints Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli and Harold B. Dichter, and each of them, as his or her true and lawful agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to execute any and all amendments to the within annual report, and to file the same, together with all exhibits thereto, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ JOSEPH NEUBAUER Joseph Neubauer	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	November 22, 2006

/s/ L. FREDERICK SUTHERLAND L. Frederick Sutherland	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	November 22, 2006

/s/ JOHN M. LAFFERTY John M. Lafferty	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	November 22, 2006

/s/ LAWRENCE T. BABBIO, JR. Lawrence T. Babbio, Jr.	Director	November 22, 2006

/s/ PATRICIA C. BARRON Patricia C. Barron	Director	November 22, 2006

Name	Title	Date
/s/ LEONARD S. COLEMAN, JR. Leonard S. Coleman, Jr.	Director	November 22, 2006

/s/ RONALD R. DAVENPORT Ronald R. Davenport	Director	November 22, 2006

/s/ THOMAS H. KEAN Thomas H. Kean	Director	November 22, 2006

/s/ JAMES E. KSANSNAK James E. Ksansnak	Director	November 22, 2006

/s/ JAMES E. PRESTON James E. Preston	Director	November 22, 2006

/s/ RONALD L. SARGENT Ronald L. Sargent	Director	November 22, 2006

/s/ KARL M. VON DER HEYDEN Karl M. von der Heyden	Director	November 22, 2006

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 29, 2006. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 29, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/s/ Joseph Neubauer
Joseph Neubauer
Chairman and Chief Executive Officer

/s/ L. Frederick Sutherland
L. Frederick Sutherland
Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ARAMARK Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting on S-2, that ARAMARK Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of September 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ARAMARK Corporation and subsidiaries as of September 30, 2005 and September 29, 2006, and the related consolidated statements of income, cash flows, and shareholders’ equity for each of the years in the three-year period ended September 29, 2006, and our report dated November 20, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

November 20, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ARAMARK Corporation:

We have audited the accompanying consolidated balance sheets of ARAMARK Corporation and subsidiaries as of September 30, 2005 and September 29, 2006, and the related consolidated statements of income, cash flows and shareholders’ equity for each of the years in the three-year period ended September 29, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARAMARK Corporation and subsidiaries as of September 30, 2005 and September 29, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended September 29, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of ARAMARK Corporation and subsidiaries’ internal control over financial reporting as of September 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 20, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

As discussed in Note 11 to the consolidated financial statements, effective October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment , applying the modified prospective method. Also, as discussed in Note 7 to the consolidated financial statements, effective September 29, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

/s/ KPMG LLP

Philadelphia, Pennsylvania

November 20, 2006

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND SEPTEMBER 29, 2006

(dollars in thousands, except share amounts)

	Fiscal
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$56,066	$47,679
Receivables (less allowances: 2005—$42,645; 2006—$37,222)	808,531	870,909
Inventories	485,834	494,176
Prepayments and other current assets	92,796	114,080

Total current assets	1,443,227	1,526,844

Property and Equipment, at cost:
Land, buildings and improvements	727,817	757,761
Service equipment and fixtures	1,948,882	2,017,209

	2,676,699	2,774,970
Less-Accumulated depreciation	(1,465,245)	(1,578,140)

	1,211,454	1,196,830

Goodwill	1,682,749	1,747,094
Other Intangible Assets	274,584	297,986
Other Assets	545,086	494,563

	$5,157,100	$5,263,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$46,363	$40,203
Accounts payable	585,014	642,778
Accrued payroll and related expenses	320,494	346,770
Other accrued expenses and current liabilities	566,809	556,945

Total current liabilities	1,518,680	1,586,696

Long-term borrowings	1,840,885	1,803,291
Less-current portion	(46,363)	(40,203)

Total long-term borrowings	1,794,522	1,763,088

Deferred Income Taxes and Other Noncurrent Liabilities	518,434	391,941
Shareholders’ Equity:
Class A common stock (par value $.01; authorized: 600,000,000 shares; issued: 2005—80,306,913 shares; 2006—75,129,722 shares; outstanding: 2005—61,577,474 shares; 2006—56,245,418 shares)	803	751

Class B common stock (par value $.01; authorized: 1,000,000,000 shares; issued: 2005—147,462,062 shares; 2006—156,170,782 shares; outstanding: 2005—119,278,523 shares; 2006—123,882,195 shares)	1,475	1,562
Capital surplus	1,108,251	1,210,300
Earnings retained for use in the business	1,328,174	1,538,760
Accumulated other comprehensive income	11,307	12,524
Treasury stock (shares held in treasury: 2005—46,912,978 shares; 2006—51,172,891 shares)	(1,124,546)	(1,242,305)

Total	1,325,464	1,521,592

	$5,157,100	$5,263,317

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE FISCAL YEARS ENDED OCTOBER 1, 2004, SEPTEMBER 30, 2005 AND SEPTEMBER 29, 2006

(dollars in thousands, except per share amounts)

	Fiscal
	2004	2005	2006
Sales	$10,192,240	$10,963,360	$11,621,173
Costs and Expenses:
Cost of services provided	9,222,269	9,921,742	10,537,383
Depreciation and amortization	297,993	320,118	339,337
Selling and general corporate expense	134,400	141,328	178,922
Goodwill impairment	—	—	35,000

	9,654,662	10,383,188	11,090,642

Operating income	537,578	580,172	530,531
Interest and Other Financing Costs, net	122,362	126,999	139,945

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	415,216	453,173	390,586
Provision for Income Taxes	152,112	164,698	129,230

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	263,104	288,475	261,356
Income from Discontinued Operations, net (Note 3)	—	—	3,093
Cumulative Effect of Change in Accounting Principle, net (Note 7)	—	—	(3,351)

Net Income	$263,104	$288,475	$261,098

Earnings Per Share-Basic:
Income from continuing operations before cumulative effect of change in accounting principle	$1.39	$1.55	$1.43
Net income	$1.39	$1.55	$1.42
Earnings Per Share-Diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$1.36	$1.53	$1.41
Net income	$1.36	$1.53	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE FISCAL YEARS ENDED OCTOBER 1, 2004, SEPTEMBER 30, 2005 AND SEPTEMBER 29, 2006

(dollars in thousands)

	Fiscal
	2004	2005	2006
Cash flows from operating activities:
Net income	$263,104	$288,475	$261,098
Less: Income from discontinued operations, net	—	—	(3,093)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297,993	320,118	339,337
Income taxes deferred	32,749	(4,073)	(53,722)
Cumulative effect of change in accounting principle, net	—	—	3,351
Goodwill impairment	—	—	35,000
Changes in noncash working capital:
Receivables	(41,881)	(61,179)	(31,846)
Inventories	(30,739)	(6,501)	(9,200)
Prepayments	16,665	1,019	(7,992)
Accounts payable	(14,129)	16,341	29,494
Accrued expenses	27,016	57,706	27,533
Net proceeds from sale of receivables	—	32,800	—
Changes in other noncurrent liabilities	(3,820)	(914)	1,580
Changes in other assets	(23,747)	(33,785)	(28,947)
Other operating activities	(5,645)	1,773	23,204

Net cash provided by operating activities	517,566	611,780	585,797

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(308,763)	(315,560)	(319,854)
Disposals of property and equipment	20,503	21,581	49,120
Proceeds from sales and divestitures	8,500	11,518	—
Acquisition of certain businesses:
Working capital other than cash acquired	(24,302)	4,558	8,927
Property and equipment	(15,800)	(4,854)	(4,118)
Additions to goodwill, other intangible assets and other assets, net	(116,877)	(120,008)	(144,103)
Other investing activities	(2,701)	36,870	13,511

Net cash used in investing activities	(439,440)	(365,895)	(396,517)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	441,091	361,382	323,623
Payment of long-term borrowings	(343,349)	(393,629)	(404,410)
Proceeds from issuance of common stock	39,748	35,748	45,251
Repurchase of common stock	(184,062)	(187,551)	(113,460)
Payment of dividends	(37,213)	(40,321)	(50,512)
Other financing activities	6,503	(10,767)	1,841

Net cash used in financing activities	(77,282)	(235,138)	(197,667)

Increase (Decrease) in cash and cash equivalents	844	10,747	(8,387)
Cash and cash equivalents, beginning of year	44,475	45,319	56,066

Cash and cash equivalents, end of year	$45,319	$56,066	$47,679

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED OCTOBER 1, 2004, SEPTEMBER 30, 2005 AND SEPTEMBER 29, 2006

(dollars in thousands)

	Class A Common Stock	Class B Common Stock	Capital Surplus	Earnings Retained for Use in the Business	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, October 3, 2003	$1,044	$1,116	$910,562	$854,129	$(731,819)	$3,940	$1,038,972
Net income				263,104			263,104
Minimum pension liability adjustment (net of tax)						(7,537)	(7,537)
Foreign currency translation adjustments (net of tax)						2,828	2,828
Change in fair value of cash flow hedges (net of tax)						(3,375)	(3,375)

Total comprehensive income							255,020

Purchases of common stock for the treasury					(204,312)		(204,312)
Payment of dividends				(37,213)			(37,213)
Conversion of Class A to Class B	(209)	209					—
Issuance of common stock	58	5	97,125				97,188

Balance, October 1, 2004	$893	$1,330	$1,007,687	$1,080,020	$(936,131)	$(4,144)	$1,149,655

Net income				288,475			288,475
Minimum pension liability adjustment (net of tax)						5,707	5,707
Foreign currency translation adjustments (net of tax)						8,712	8,712
Change in fair value of cash flow hedges (net of tax)						1,032	1,032

Total comprehensive income							303,926

Purchases of common stock for the treasury					(188,415)		(188,415)
Payment of dividends				(40,321)			(40,321)
Conversion of Class A to Class B	(137)	137					—
Issuance of common stock	47	8	100,564				100,619

Balance, September 30, 2005	$803	$1,475	$1,108,251	$1,328,174	$(1,124,546)	$11,307	$1,325,464

Net income				261,098			261,098
Minimum pension liability adjustment (net of tax)						(8,762)	(8,762)
Foreign currency translation adjustments (net of tax)						3,886	3,886
Change in fair value of cash flow hedges (net of tax)						6,093	6,093

Total comprehensive income							262,315

Purchases of common stock for the treasury					(117,759)		(117,759)
Payment of dividends				(50,512)			(50,512)
Conversion of Class A to Class B	(81)	81					—
Issuance of common stock	29	6	102,049				102,084

Balance, September 29, 2006	$751	$1,562	$1,210,300	$1,538,760	$(1,242,305)	$12,524	$1,521,592

The accompanying notes are an integral part of these consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year

The Company’s fiscal year is the fifty-two or fifty-three week period which ends on the Friday nearest September 30th. The fiscal years ended October 1, 2004, September 30, 2005 and September 29, 2006 were each fifty-two week periods.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassification

Certain prior period balances have been reclassified to conform to the current year presentation. The effect was not material.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status for defined-benefit pension plans will be measured as the difference between the fair value of plan assets and the projected benefit obligation on a plan-by-plan basis. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for ARAMARK beginning in fiscal 2007 on a prospective basis. If SFAS No. 158 was adopted as of September 29, 2006, the Company would have recorded a reduction in “Other Assets” and “Other Intangible Assets” of $16.6 million and $1.8 million, respectively, an increase in “Other Noncurrent Liabilities” of $9.9 million, and a charge to “Accumulated other comprehensive income (loss)” of $28.3 million (before taxes).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 is effective for ARAMARK beginning in fiscal 2009. The Company is currently evaluating the Statement.

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. The Interpretation is effective for ARAMARK beginning in fiscal 2008. The Company is currently evaluating the Interpretation.

Revenue Recognition

In each of our operating segments, we recognize revenue in the period in which services are provided pursuant to the terms of our contractual relationships with our clients. Revenues in our direct marketing segment are recognized upon shipment. All sales-related taxes are presented on a net basis in “Cost of services provided” in the Consolidated Statements of Income.

Vendor Consideration

Consideration received from vendors is accounted for as an adjustment to the price of the vendor’s products or services and reported as a reduction of “Cost of services provided” or “Inventories,” following the provisions of the consensus reached in Emerging Issues Task Force Issue 02-16, “Accounting by a Customer for Certain Consideration Received from a Vendor.”

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Comprehensive Income

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investments by and distributions to shareholders. As of September 30, 2005 and September 29, 2006, “Accumulated other comprehensive income” consists of minimum pension liability of ($9,181) and ($17,943), respectively, foreign currency translation adjustment of $23,589 and $27,475, respectively, and fair value of cash flow hedges of ($3,101) and $2,992, respectively.

Currency Translation

Gains and losses resulting from the translation of financial statements of non-U.S. subsidiaries are reflected as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Currency transaction gains and losses included in operating results for fiscal 2004, 2005 and 2006 were not significant.

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

The components of inventories are as follows:

	Fiscal
	2005	2006
Food	32.4%	31.9%
Career apparel, safety equipment and linens	63.8%	64.2%
Parts, supplies and novelties	3.8%	3.9%

	100.0%	100.0%

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives on a straight-line basis. Gains and losses on dispositions are included in operating results. Maintenance and repairs are charged to current operations, and replacements and significant improvements are capitalized. The estimated useful lives for the major categories of property and equipment are 10 to 40 years for buildings and improvements and 3 to 10 years for service equipment and fixtures. Depreciation expense in fiscal 2004, 2005 and 2006 was $222.9 million, $237.6 million and $244.1 million, respectively.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Accrued Expenses and Liabilities

Other accrued expenses and current liabilities consist principally of insurance accruals, advanced payments from clients, taxes, interest, accrued commissions and asset retirement obligations. Noncurrent liabilities consist primarily of deferred compensation, insurance accruals, pension liabilities, legal reserves, holdbacks on acquisitions and asset retirement obligations.

The Company is self-insured for a limited portion of the risk retained under its general liability and workers’ compensation arrangements. When required, self-insurance reserves are recorded based on actuarial analyses.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, long-term borrowings and derivatives. Management believes that the carrying value of cash and cash equivalents, accounts receivable and accounts payable are representative of their respective fair values. See Note 6 for the fair value of long-term borrowings and derivatives.

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

	Fiscal
	2004	2005	2006
	(in thousands, except per share data)
Earnings:
Income from continuing operations before cumulative effect of change in accounting principle	$263,104	$288,475	$261,356

Net income	$263,104	$288,475	$261,098

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculation	188,799	185,991	183,259
Impact of restricted stock units and potential exercise of stock options under the ARAMARK Ownership and Equity Incentive Plans	4,655	2,318	2,103

Total common shares used in diluted earnings per share calculation	193,454	188,309	185,362

Earnings per common share-Basic:
Income from continuing operations before cumulative effect of change in accounting principle	$1.39	$1.55	$1.43

Net income	$1.39	$1.55	$1.42

Earnings per common share-Diluted:
Income from continuing operations before cumulative effect of change in accounting principle	$1.36	$1.53	$1.41

Net income	$1.36	$1.53	$1.41

Options to purchase 2,453,112 shares were outstanding at September 30, 2005, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. Options to purchase 19,782 shares were outstanding at September 29, 2006, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Through fiscal 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans (see Note 11 for the adoption of SFAS No. 123R, “Share-Based Payment,” on October 1, 2005). Accordingly, no compensation expense for stock options was recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Fiscal
	2004	2005
Net income, as reported	$263,104	$288,475
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	574	2,149
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14,305)	(17,160)

Net income, pro forma	$249,373	$273,464

Earnings per share
As reported:
Basic	$1.39	$1.55
Diluted	$1.36	$1.53
Pro forma:
Basic	$1.32	$1.47
Diluted	$1.29	$1.45

The weighted average fair value of options granted in fiscal 2004 and 2005 was $7.39 and $6.51, respectively, per option. The fair value of each option was estimated on the grant date using the Black-Scholes Option Pricing Model, with the following assumptions:

	Fiscal
	2004	2005
Risk-free interest rate	3.1%-3.7%	3.4%-4.3%
Expected life in years	5	5
Dividend yield	0.7%-0.8%	0.8%-1.0%
Expected volatility	27%	27%

Supplemental Cash Flow Information

	Fiscal
	2004	2005	2006
	(in millions)
Interest paid	$125.4	$128.4	$140.3
Income taxes paid	$110.3	$139.7	$155.8

Cash flow from other investing activities in fiscal 2005 includes approximately $14.1 million representing a special distribution of proceeds from a real estate sale by a 50%-owned equity affiliate, and approximately $18.0 million from the repayment of a client note receivable.

Significant noncash activities follow:

•	During fiscal 2004, 2005 and 2006, the Company contributed $3.2 million, $3.7 million and $4.3 million, respectively, of stock units to its stock unit retirement plan in satisfaction of its accrued obligations. See Note 8.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	During fiscal 2004, 2005 and 2006, the Company executed capital lease transactions. The present value of the future rental obligations was approximately $33.2 million, $16.9 million and $18.2 million for fiscal 2004, 2005 and 2006, respectively, which is included in property and equipment.

NOTE 2. PROPOSED MERGER:

On August 8, 2006, ARAMARK signed a definitive merger agreement under which Joseph Neubauer, Chairman and Chief Executive Officer, and investment funds managed by GS Capital Partners, CCMP Capital Advisors and J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC will acquire ARAMARK in a transaction valued at approximately $8.3 billion, including the assumption or repayment of approximately $2.0 billion of debt. Under the terms of the agreement, ARAMARK stockholders will receive $33.80 in cash for each share of ARAMARK common stock they hold. The Board of Directors of ARAMARK, on the unanimous recommendation of a special committee comprised entirely of independent directors, has approved the agreement and has recommended that ARAMARK’s stockholders approve the merger. The transaction is expected to be completed by late 2006 or early 2007, subject to receipt of stockholder approval and regulatory approvals, as well as satisfaction of other customary closing conditions.

As of September 29, 2006, the Company has incurred approximately $6.4 million of merger-related costs, which are included in “Selling and general corporate expense” in the fiscal 2006 Consolidated Statement of Income. The Company expects to incur additional merger-related costs in fiscal 2007, which will be expensed as incurred.

NOTE 3. DISCONTINUED OPERATIONS:

In the third quarter of fiscal 2003, ARAMARK completed the sale of ARAMARK Educational Resources (AER) to Knowledge Learning Corporation for approximately $250 million in cash. At the time of sale, certain accruals were established for liabilities expected pursuant to the indemnification provisions of the sale agreement. In the fourth quarter of fiscal 2006, the remaining accrual balances were adjusted to reflect current expectations, resulting in additional income from discontinued operations of $3.1 million ($0.02 per diluted share), net of taxes of $1.9 million.

NOTE 4. ACQUISITIONS:

Fiscal 2004

During the second quarter of fiscal 2004, the Company acquired Catering Alliance, a contract caterer in the United Kingdom, for approximately $85 million in cash, and increased its ownership in Central Restaurantes (Chile) from 20% to 51% for approximately $37 million in cash. During the fourth quarter of fiscal 2004, the Company acquired 90% of Bright China Service Industries, a facility services company, for approximately $13 million in cash. Also, during fiscal 2004, the Company acquired several regional uniform rental companies for a total of approximately $21 million in cash. The Company’s pro forma results of operations for fiscal 2004 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the fiscal period.

Fiscal 2005

During the second quarter of fiscal 2005, the Company increased its ownership in its Irish food service affiliate from 45% to 90%, for approximately $61 million in cash. Also, during fiscal 2005, the Company acquired several regional uniform rental companies for a total of approximately $56 million in cash. The Company’s pro forma results of operations for fiscal 2004 and 2005 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

Fiscal 2006

During fiscal 2006, the Company acquired the stock of an online catering company and several refreshment services companies for approximately $81 million in cash and future consideration of up to $85 million, to be determined based upon operating results of the catering company during the next five years. The Company also increased its ownership in its Chilean subsidiary from 51% to 80%, for approximately $40 million in cash, and acquired a food service company in China and a refreshment services company in Canada. Finally, the Company

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

completed the acquisition of four regional uniform companies for $14 million in cash. The Company’s pro forma results of operations for fiscal 2004, 2005 and 2006 would not have been materially different than reported, assuming that these acquisitions had occurred at the beginning of the respective fiscal periods.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company has completed the annual goodwill impairment tests required by SFAS No. 142, which, other than as described below, did not result in an impairment charge.

Goodwill, allocated by segment, follows (in thousands):

	September 30, 2005	Acquisitions	Impairment	Translation and Other	September 29, 2006
Food and Support Services—United States	$1,062,244	$51,523	$—	$—	$1,113,767
Food and Support Services—International	277,455	33,992	—	7,214	318,661
Uniform and Career Apparel—Rental	233,631	6,616	—	—	240,247
Uniform and Career Apparel—Direct Marketing	109,419	—	(35,000)	—	74,419

	$1,682,749	$92,131	$(35,000)	$7,214	$1,747,094

The increase in goodwill resulted principally from (i) the acquisitions of an online catering services company and a refreshment services business in the United States, (ii) increased ownership in our Chilean subsidiary, (iii) the acquisition of a food service company in China, and (iv) the acquisition of four regional uniform rental companies. These amounts may be revised upon final determination of the purchase price allocations. The other change relates principally to currency translation, offset by an adjustment to deferred income taxes resulting from a 2005 acquisition.

During the third quarter of fiscal 2006, a goodwill impairment charge of $35.0 million was recorded in the “Uniform and Career Apparel – Direct Marketing” segment associated with the WearGuard-Crest reporting unit. The primary reason for the goodwill impairment was the continuing decline in operating results, particularly in the healthcare uniform division, due to competitive pressures resulting in reduced sales and operating income. To determine the amount of the charge, the Company estimated the fair value of the WearGuard-Crest reporting unit using a discounted cash flow valuation methodology, and measured the goodwill impairment following the provisions of SFAS No. 142. The analysis included making assumptions about the future profitability and cash flows of the business, which the Company believes to be reasonable; however, actual results in the future may vary from these amounts. The impairment charge of $35.0 million represents approximately 65% of the total goodwill attributable to the WearGuard-Crest reporting unit.

Other intangible assets consist of (in thousands):

	September 30, 2005			September 29, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$517,607	$(243,969)	$273,638	$575,947	$(278,359)	$297,588
Other	19,195	(18,249)	946	19,205	(18,807)	398

	$536,802	$(262,218)	$274,584	$595,152	$(297,166)	$297,986

Other intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years, with a weighted average life of about 10 years. Intangible assets of approximately $70 million were acquired through business combinations during fiscal 2006. Amortization of intangible assets for the fiscal years ended October 1, 2004, September 30, 2005 and September 29, 2006 was approximately $50 million, $48 million and $50 million, respectively. Based upon the recorded balances at September 29, 2006, future amortization will be approximately $55 million, $51 million, $48 million, $46 million and $44 million for fiscal 2007 through fiscal 2011, respectively.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6. BORROWINGS:

Long-term borrowings at September 30, 2005 and September 29, 2006 are summarized in the following table:

	Fiscal
	2005	2006
	(in thousands)
Credit facility borrowings	$51,618	$326,103
European facility borrowings	273,068	262,930
Bank term loan due October 2006	20,000	20,000
Japanese borrowings	47,763	45,902
5.00% notes, due June 2012	249,971	249,976
6.375% notes, due February 2008	291,260	297,311
7.00% notes, due July 2006	299,992	—
7.00% notes, due May 2007	299,814	299,933
7.10% notes, due December 2006	124,979	124,998
7.25% notes and debentures, due August 2007	30,730	30,730
Capital leases	48,199	54,309
Other	103,491	91,099

	1,840,885	1,803,291
Less-current portion	(46,363)	(40,203)

	$1,794,522	$1,763,088

The Company’s $900 million revolving credit facility (the “U.S. Credit Facility”), consists of an $800 million U.S. dollar tranche and a $100 million Canadian dollar equivalent tranche. The U.S. Credit Facility expires in November 2010. The agreement contains an option for the Company to increase the amount of the facility to $1.25 billion, subject to the lender banks’ approval. Interest on U.S. borrowings is based on the Prime Rate or LIBOR plus a spread of 0.33% to 1.00% (as of September 29, 2006—1.00%). Interest on Canadian borrowings is based on the Canadian Prime Rate or Canadian Bankers Acceptance Rate plus a spread of 0.33% to 1.00% (as of September 29, 2006—1.00%). There is a facility fee ranging from 0.07% to 0.25% (as of September 29, 2006—0.25%). The spreads and fee margins are based on credit ratings as defined. The credit facility contains restrictive covenants that provide, among other things, limitations on liens and dispositions of material assets. The terms of the credit facility also require that the Company maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, as defined. At September 29, 2006, the Company was in compliance with all of these covenants.

On September 29, 2006, the Company amended the U.S. Credit Facility to increase the commitments under such credit facility that are available to the Company in the form of letters of credit denominated in U.S. dollars from $150 million to $300 million. All other terms and conditions in the existing facility remained unchanged.

The Company’s GBP 175 million revolving credit facility provides for borrowings available in multiple currencies. The credit facility expires in June 2009. The agreement contains an option to increase the amount of the facility to GBP 250 million, subject to the lender banks’ approval. Interest on borrowings is based on the relevant currency LIBOR plus a spread of 0.375% to 1.50% (as of September 29, 2006—1.30%). The spread reflects an increase of 0.05% due to the facility utilization (as defined) being 50% or more. The spreads are based on credit ratings of ARAMARK Corporation as defined. The credit facility contains restrictive covenants which provide, among other things, limitations on liens and dispositions of material assets by the Company, which are consistent with the U.S. Credit Facility. The terms of the credit facility also require that the Company maintain certain specified ratios of cash flow to fixed charges and total borrowings to EBITDA, which are consistent with the U.S. Credit Facility. At September 29, 2006, the Company was in compliance with all of these covenants.

During the fourth quarter of fiscal 2006, several ratings services downgraded the Company’s corporate credit rating due to the pending merger transaction.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of fiscal 2004, the Company entered into a Japanese yen denominated borrowing agreement and borrowed the equivalent of $50 million. The note bears interest at 1.2% and matures in October 2006. This note has been designated as a hedge of the Company’s net Japanese currency exposure represented by the equity investment in our Japanese affiliate, AIM Services Co., Ltd.

The $20 million bank term loan bears interest at 3.58% plus a spread of 0.0%—0.75% (0.50% as of September 29, 2006). The spread is based on credit rating, as defined in the term loan agreement. The term loan matures in October 2006.

Subsequent to September 29, 2006, both the Japanese denominated loan and the $20 million bank term loan were extended to March 31, 2007. Interest on the loans is based on the relevant currency LIBOR plus a spread of 0.50% as determined by ARAMARK Corporation’s credit rating, as defined.

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

The 6.375% (due February 2008) and 7.0% (due May 2007) notes may be redeemed, in whole or in part, at any time at the Company’s option. The redemption price equals the greater of (i) 100% of the principal amount or (ii) an amount based on the discounted present value of scheduled principal and interest payments, as defined.

During the third quarter of fiscal 2006, the Company borrowed approximately $300 million under its $900 million U.S. Credit Facility to repay the 7.00% Notes due July 2006.

The 7.25% notes and debentures (due August 2007) may be exchanged, in whole or in part, at the option of the holder, for 7.10% senior notes due December 2006. The Company currently has the right to redeem these notes and debentures, at par, upon being presented with a notice of conversion.

Effective July 2005, Central Restaurantes, a subsidiary of the Company, established a non-revolving credit facility in Chile which consolidated existing debt and provided additional financing. The credit facility expires in July 2010 and requires periodic repayment of amounts borrowed. Interest on borrowings is based on the TAB 180 day bank rate plus a spread of 0.85% (as of September 29, 2006-0.85%). The credit facility contains restrictive covenants which provide, among other things, limitations on liens and disposition of material assets. The terms of the credit facility also require Central Restaurantes maintain certain specified ratios of total liabilities to equity, total borrowings to EBITDA and operating income to interest expense, as defined. At September 29, 2006, the Company was in compliance with all of these covenants.

Debt repayments of $546.6 million, contractually due in fiscal 2007, have been classified as non-current in the accompanying consolidated balance sheet as the Company has the ability and intent to finance the repayments through additional borrowings under the U.S. Credit Facility. Accrued interest on borrowings totaling $31.7 million at September 30, 2005 and $28.3 million as of September 29, 2006 is included in current liabilities as “Other accrued expenses.”

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities—an Amendment of FASB Statement No. 133.” Derivative financial instruments, such as interest rate swaps, forward exchange contract agreements and natural gas swap agreements are used to manage changes in market conditions related to debt obligations, foreign currency exposures and exposure to fluctuating natural gas prices. All derivatives are recognized on the balance sheet at fair value at the end of each fiscal year. The counterparties to the Company’s derivative agreements are generally major international banks. The Company continually monitors its positions and the credit ratings of its counterparties, and does not anticipate nonperformance by the counterparties.

As of September 29, 2006, the Company had $300 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During fiscal 2004, 2005 and 2006, a charge of approximately $3.4 million (net of tax), a credit of approximately $1.0 million (net of tax), and a credit of $7.1 million (net of tax) related to interest rate swaps were recorded in comprehensive income, respectively. As of September 29, 2006, approximately $6.5 million of net unrealized gains and $2.5 million of realized losses related to interest rate swaps were included in “Accumulated other comprehensive income.” Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of September 29, 2006, approximately $2.6 million has been included in “Other Noncurrent Liabilities,” with an offsetting decrease in “Long-Term Borrowings” in the Consolidated Balance Sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for fiscal 2004, 2005 and 2006 was not material.

As of September 29, 2006, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 53.0 million Euros, 8.0 million GBP, 68.8 million Canadian dollars and 2.0 million Mexican Pesos, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of September 29, 2006, the fair value of these foreign exchange contracts was a $0.4 million net unrealized gain. Net foreign currency transaction gains and losses were not material during the periods presented.

During October 2005, the Company terminated $200 million of pay floating/receive fixed interest rate swaps designated as fair value hedges. The realized loss of approximately $6.5 million has been deferred and will be amortized to interest expense over the remaining life of the bonds due in February 2008.

Beginning in November 2005, the Company has entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of September 29, 2006, the Company has contracts for approximately 962,000 MMBtu’s outstanding for settlement in fiscal 2007 and 2008. The contracts, designated as cash flow hedging instruments, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the natural gas swap agreements are included in “Cost of services provided.” The total realized loss reclassified into earnings during fiscal 2006 was approximately $1.4 million. As of September 29, 2006, an unrecognized loss of approximately $1.0 million is recorded in “Accumulated other comprehensive income.” There was no hedge ineffectiveness for fiscal 2006.

The following summarizes the fair value of the Company’s financial instruments as of September 30, 2005 and September 29, 2006. The fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the respective periods.

	Fiscal 2005		Fiscal 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Asset (Liability), in millions:
Long-term debt	$(1,840.9)	$(1,866.8)	$(1,803.3)	$(1,759.9)
Pay fixed/receive variable interest rate swap agreements	0.7	0.7	10.6	10.6
Receive fixed/pay variable interest rate swap agreements	(8.5)	(8.5)	(2.6)	(2.6)
Forward contracts	(0.2)	(0.2)	0.4	0.4
Pay fixed/receive floating natural gas swap agreements	—	—	(1.6)	(1.6)

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term borrowings maturing in the next five fiscal years are as follows:

Amount
(in thousands)
2007	$40,203
2008	314,450
2009	287,026
2010	20,889
2011	886,460
Thereafter	254,263

The components of interest and other financing costs, net, are summarized as follows:

	Fiscal
	2004	2005	2006
	(in thousands)
Interest expense	$121,894	$124,122	$130,318
Interest income	(2,387)	(3,891)	(1,595)
Other financing costs	2,855	6,768	11,222

Total	$122,362	$126,999	$139,945

NOTE 7. ASSET RETIREMENT OBLIGATIONS:

Effective September 29, 2006, the Company adopted the provisions of FIN 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarified SFAS No. 143, “Accounting for Asset Retirement Obligations,” with respect to the requirement to recognize a liability for the fair value of a conditional asset retirement obligation. The Interpretation states that when an existing law, regulation, or contract requires an entity to perform an asset retirement activity, an unambiguous requirement to perform the retirement activity exists, even if that activity can be deferred indefinitely.

In connection with the adoption of FIN 47, additional liabilities were recognized with an estimated fair value of $6.8 million at September 29, 2006, for asset retirement obligations, which consist primarily of costs associated with the removal and disposal of regulated asbestos-containing material and the retirement of certain equipment and leasehold improvements. The liabilities pertaining to the asset retirement obligations are included in “Other accrued expenses and current liabilities” ($0.9 million) and “Other Noncurrent Liabilities” ($5.9 million) in the Consolidated Balance Sheet. Additionally, the asset retirement costs were capitalized by increasing the carrying amounts of related long-lived assets by $3.3 million and recording accumulated depreciation of $2.0 million, representing depreciation expense from the time the original assets were placed into service. In future periods, the liability will be accreted to its present value and the capitalized cost will be depreciated over the useful life of the related asset. The liability is also required to be adjusted for changes resulting from the passage of time and/or revisions to the timing or the amount of the original estimate. Upon retirement of the long-lived asset, the obligation is settled. The cumulative effect adjustment recognized upon adoption of this accounting interpretation was approximately $3.4 million ($0.02 per diluted share), net of taxes of $2.1 million.

The estimated fair value of the asset retirement obligation is $6.8 million at September 29, 2006, and the pro forma amounts assuming FIN 47 had been adopted in prior years are $5.2 million and $6.3 million at October 1, 2004 and September 30, 2005, respectively. Earnings per share for fiscal years 2004 and 2005 would not have been different from the reported amounts had the interpretation been adopted in the prior years.

NOTE 8. EMPLOYEE PENSION AND PROFIT SHARING PLANS:

In the United States, the Company maintains qualified contributory and non-contributory defined contribution retirement plans for eligible employees, with Company contributions to the plans based on earnings performance or salary level. The Company also has a non-qualified stock unit retirement plan for certain employees. The total expense of the above plans for fiscal 2004, 2005 and 2006 was $23.2 million, $24.2 million and $25.6 million, respectively. During fiscal 2004, 2005 and 2006, the Company contributed to the stock unit retirement plan 123,890 stock units, 137,976 stock units and 128,374 stock units, respectively, which are convertible into Class A or Class B common stock, in satisfaction of its accrued obligations. The value of the stock units was credited to capital surplus. The Company participates in various multi-employer union administered pension and employee

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

welfare plans. Contributions to these plans, which are primarily defined benefit plans, result from contractual provisions of labor contracts and were $24.5 million, $27.6 million and $30.2 million for fiscal 2004, 2005 and 2006, respectively. Additionally, the Company maintains several contributory and non-contributory defined benefit pension plans, primarily in Canada and the United Kingdom.

The following table sets forth the components of net periodic pension cost for the Company’s single-employer defined benefit pension plans for fiscal 2004, 2005 and 2006 (in thousands):

	Fiscal
	2004	2005	2006
Service cost	$5,731	$6,830	$7,415
Interest cost	6,504	7,839	8,313
Expected return on plan assets	(5,763)	(6,871)	(8,417)
Amortization of transitional obligation	(45)	—	—
Amortization of unrecognized prior service cost	200	225	243
Amortization of unrecognized net loss (gain)	(933)	832	2,571

Net periodic pension cost	$5,694	$8,855	$10,125

The following tables set forth changes in the projected benefit obligation and the fair value of plan assets for these plans as of and for the fiscal year ended September 29, 2006 (in thousands):

Benefit obligation, beginning	$151,060
Foreign currency translation	7,680
Service cost	7,415	Fair value of plan assets, beginning	$108,701
Interest cost	8,313	Foreign currency translation	5,664
Employee contributions	2,581	Employer contributions	11,787
Actuarial loss (gain)	6,612	Employee contributions	2,581
Benefits paid	(8,465)	Actual return on plan assets	6,818
Plan amendment	(1,954)	Benefits paid	(8,465)

Benefit obligation, end	$173,242	Fair value of plan assets, end	$127,086

		Amounts recognized in the balance sheet:
		Prepaid asset	$16,629
Funded status	$(46,156)	Accrued benefit liability	(36,326)
Unrecognized prior service cost (credit)	(228)	Intangible asset	1,782
Unrecognized net loss (gain)	56,120	Other comprehensive income	27,651

Net amount recognized as prepaid asset	$9,736	Net amount recognized	$9,736

The assumptions utilized in the determination of pension expense and the funded status information include a weighted average discount rate of 5.3% for pension expense, a weighted average discount rate of 5.2% for the funded status, a weighted average rate of compensation increase of 3.5% and a weighted average long-term rate of return on assets of 7.5%. Assumptions are adjusted annually, as necessary, based on prevailing market conditions and actual experience.

The United Kingdom defined benefit pension plan was amended in fiscal 2006 for a change in the calculation of future benefits for active members. This amendment resulted in an unrecognized prior service credit of $2.0 million, which will be recognized against net periodic pension cost over the expected working lifetime of the active membership.

The accumulated benefit obligation as of September 29, 2006 is $149.8 million. The change in other comprehensive income attributable to the change in additional minimum liability for fiscal 2006 is a charge of $8.8 million (net of tax).

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

The accumulated benefit obligation as of September 30, 2005 is $129.5 million. The change in other comprehensive income attributable to the change in additional minimum liability for fiscal 2005 is a credit of $5.7 million (net of tax).

The following table sets forth information for the Company’s single-employer pension plans with an accumulated benefit obligation in excess of plan assets as of September 30, 2005 and September 29, 2006 (in thousands):

	Fiscal
	2005	2006
Projected benefit obligation	$82,010	$164,232
Accumulated benefit obligation	74,474	118,657
Fair value of plan assets	51,642	141,798

Assets of the plans are invested with the goal of principal preservation and enhancement over the long-term. The primary goal is total return, consistent with prudent investment management. The current overall capital structure and targeted ranges for asset classes are 50-70% invested in equity securities and 30-50% invested in debt securities. As of September 30, 2005, the overall portfolio mix consisted of 65% equity securities, 30% debt securities and 5% cash and cash equivalents. As of September 29, 2006, the overall portfolio mix consisted of 66% equity securities, 31% debt securities and 3% cash and cash equivalents. Performance of the plans is monitored on a regular basis and adjustments of the asset allocations are made when deemed necessary.

The weighted-average long-term rate of return on assets has been determined based on an estimated weighted-average of long-term returns of major asset classes, taking into historical performance of plan assets, the current interest rate environment, plan demographics, acceptable risk levels and the estimated value of active asset management.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

It is the Company’s policy to fund at least the minimum required contributions as outlined in the required statutory actuarial valuation for each plan. The following table sets forth the benefits expected to be paid in the next five fiscal years and in aggregate for the five fiscal years thereafter by the Company’s defined benefit pension plans (in thousands):

Fiscal 2007	$9,012
Fiscal 2008	$9,346
Fiscal 2009	$8,373
Fiscal 2010	$8,588
Fiscal 2011	$8,529
Fiscal 2012 - 2016	$46,919

The estimated benefit payments above are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

The expected contributions to be paid to the Company’s defined benefit pension plans during fiscal 2007 are approximately $12.5 million.

During the third quarter of fiscal 2006, the Company entered into a guarantee arrangement with ARAMARK Trustees Limited, trustee of the ARAMARK Pension Plan, the Company’s UK defined benefit pension plan (the “Plan”), whereby the Company has guaranteed the funding deficit of the Plan as required by the Pension Protection Fund in the event that the plan sponsor, ARAMARK Limited, a wholly-owned subsidiary of the Company, is unable to fund the deficit.

NOTE 9. INCOME TAXES:

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

The components of income from continuing operations before income taxes by source of income are as follows:

	Fiscal
	2004	2005	2006
	(in thousands)
United States	$381,688	$407,950	$321,336
Non-U.S.	33,528	45,223	69,250

	$415,216	$453,173	$390,586

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consists of:

	Fiscal
	2004	2005	2006
	(in thousands)
Current:
Federal	$92,240	$131,706	$128,774
State and local	15,472	23,148	26,032
Non-U.S.	11,651	13,917	28,146

	119,363	168,771	182,952

Deferred:
Federal	$27,304	$(4,429)	$(40,167)
State and local	5,871	(952)	(6,969)
Non-U.S.	(426)	1,308	(6,586)

	32,749	(4,073)	(53,722)

	$152,112	$164,698	$129,230

Current taxes payable of $36.9 million and $42.6 million at September 30, 2005 and September 29, 2006, respectively, are included in “Other accrued expenses and current liabilities.” During the first quarter of fiscal 2006, the Company reduced the provision for income taxes by approximately $14.9 million, based upon the settlement of certain open tax years.

The provision for income taxes varies from the amount determined by applying the United States Federal statutory rate to pre-tax income as a result of the following:

	Fiscal
	2004	2005	2006
	(% of pre-tax income)
United States statutory income tax rate	35.0%	35.0%	35.0%
Increase (decrease) in taxes, resulting from:
State income taxes, net of Federal tax benefit	3.3	3.2	3.2
Foreign tax benefits	(0.7)	(0.5)	(0.3)
Permanent book/tax differences	0.7	0.3	1.0
Tax credits & other	(1.7)	(1.7)	(2.0)
Adjustment based on settlement of certain open tax years	—	—	(3.8)

Effective income tax rate	36.6%	36.3%	33.1%

The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to the Company in the various jurisdictions in which it operates. Judgment is required in determining the effective tax rate and in evaluating the Company’s tax positions. The Company establishes reserves when, despite the belief that the Company’s tax return positions are supportable, the Company believes that certain positions are likely to be challenged and that the Company may not succeed. The Company adjusts these reserves in light of changing facts and circumstances, such as the progress of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to the reserve that the Company considers appropriate, as well as related interest. This rate is also applied to the quarterly operating results. In the event that there is a significant unusual/or one-time item recognized in the Company’s operating results, the tax attributable to that item would be separately calculated and recorded at the same time as the unusual or one-time item.

A number of years may elapse before a particular tax reporting year is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. In the United States, the statutes for 1998 through 2005 remain open and the Internal Revenue Service has settled the examination of the Company’s tax returns for 1998 through 2003. While it is often difficult to predict the final outcome or the timing of

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resolution of any particular tax matter, the Company believes that its income tax accruals reflect the probable outcome of known tax contingencies. Unfavorable settlement of any particular issue would require use of the Company’s cash. Favorable resolution would be recognized as a reduction of the effective tax rate in the year of resolution.

Certain subsidiaries have accumulated state and foreign net operating loss carryforwards for which no tax benefit has been recorded based upon the uncertainty of realization. At September 29, 2006, the amount of the potential future tax benefit was approximately $34.0 million, of which approximately $9.0 million is attributable to stock option deductions and will be recorded in equity if realized. The state and foreign net operating loss carryforwards will expire from 2007 through 2022.

As of September 30, 2005 and September 29, 2006, the components of deferred taxes are as follows:

	Fiscal
	2005	2006
	(in thousands)
Deferred tax liabilities:
Property and equipment	$110,552	$92,520
Inventory	14,683	3,408
Investments	20,748	22,503
Contributions	14,962	—
Other intangible assets, including goodwill	104,133	128,693
Other	9,926	14,112

Gross deferred tax liability	275,004	261,236

Deferred tax assets:
Insurance	12,274	10,364
Employee compensation and benefits	76,219	105,617
Accruals and allowances	22,807	20,273
Net operating loss carryforwards	30,500	34,000

Gross deferred tax asset, before valuation allowances	141,800	170,254

Valuation allowances	(30,500)	(34,000)

Net deferred tax liability	$163,704	$124,982

The net deferred tax liability at September 30, 2005 and September 29, 2006 includes approximately $12.8 million and $14.8 million, respectively, of deferred tax liability related to the cumulative translation adjustment.

NOTE 10. CAPITAL STOCK:

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

In May 2002, the Company announced the establishment of a Stock Repurchase Program. Under the Stock Repurchase Program, as amended, the Board of Directors approved the use of up to $900 million to repurchase shares of the Company’s Class A or Class B common stock. Repurchases are made in accordance with applicable securities laws in open market or privately negotiated transactions or otherwise, from time to time,

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depending on market conditions, and may be discontinued at any time. During fiscal 2006, the Company repurchased 4.1 million shares of Class B common stock at an aggregate cost of approximately $113.4 million, resulting in total repurchases of $761.9 million under the Stock Repurchase Program and current remaining availability of approximately $138.1 million.

During fiscal 2004, the Company paid cash dividends totaling $37.2 million ($0.05/share in each of the four quarters of fiscal 2004). During fiscal 2005, the Company paid cash dividends totaling $40.3 million ($0.055/share in each of the four quarters of fiscal 2005). During fiscal 2006, the Company paid cash dividends totaling $50.5 million ($0.07/share in each of the four quarters of fiscal 2006). At its November 14, 2006 meeting, the Board of Directors declared a dividend in the amount of $0.07 per share, payable on December 7, 2006 to holders of record of the Company’s Class A and Class B common stock at the close of business on November 24, 2006.

NOTE 11. SHARED-BASED COMPENSATION:

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

As of September 29, 2006, the Company has reserved approximately 54.6 million shares of common stock for issuance pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

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

Prior to the adoption of SFAS No. 123R, the Company presented excess tax benefits resulting from share-based compensation as operating cash flows in the Consolidated Statements of Cash Flows. Cash provided by operating activities includes the tax benefit from the employee exercise of non-qualified stock options of approximately $25.8 million and $26.8 million during the 2004 and 2005 fiscal years, respectively. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows. The Company has adopted the alternative transition method related to the accounting for the tax effects of shared-based payment awards provided by FASB Staff Position No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” For fiscal 2006, $12.8 million of tax benefits were included in “Other financing activities.”

The compensation cost charged to expense in fiscal 2004, 2005 and 2006 for share-based compensation programs was $0.9 million, before taxes of $0.3 million, $3.5 million, before taxes of $1.4 million, and $22.0 million, before taxes of $8.3 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Consolidated Statements of Income. No cost was capitalized during fiscal 2004, 2005 and 2006.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fiscal 2006
Expected volatility	20.00%
Expected dividend yield	1.10%
Expected life (in years)	6.25
Risk-free interest rate	4.35% - 5.10%

The weighted-average grant-date fair value of options granted during fiscal 2006 was $6.96 per option.

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 30, 2005	12,109	$21.35
Granted	2,577	$25.57
Exercised	(3,042)	$16.29
Forfeited/Cancelled	(1,051)	$20.60

Outstanding at September 29, 2006 (weighted-average remaining term of 7.2 years)	10,593	$23.91	$94,803

Exercisable at September 29, 2006	4,704	$23.58	$43,630

At September 29, 2006, of the 10,593,136 options outstanding, 277,114 were granted prior to the IPO and 10,316,022 were granted post-IPO. The exercise prices of the pre-IPO options range from $9.35 to $9.95 per share (weighted average of $9.75 per share) with an average remaining contractual term of less than a year. The exercise prices of the post-IPO options range from $20.83 to $33.11 per share (weighted average of $24.29 per share) with an average remaining contractual term of 7.4 years.

The total intrinsic value of stock options exercised during fiscal 2004, 2005 and 2006 was $97.3 million, $82.4 million and $36.5 million.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $16.0 million was charged to expense during fiscal 2006. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of September 29, 2006, there was approximately $32 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 2 years.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash received from option exercises during fiscal 2004, 2005 and 2006 was $39.7 million, $35.7 million and $45.3 million, respectively. The total tax benefit generated from options granted prior to October 1, 2005, which were exercised during fiscal 2006, was approximately $12.7 million, which was credited to “Capital surplus.”

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

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	575	$25.59
Granted	534	$25.96
Vested	(99)	$25.66
Forfeited	(164)	$25.88

Nonvested at September 29, 2006	846	$25.76

The compensation cost charged against income during fiscal 2004, 2005 and 2006 for restricted stock unit awards was approximately $0.9 million, $3.5 million and $6.0 million, respectively. As of September 29, 2006, there was approximately $18 million of unrecognized compensation cost related to restricted stock unit awards. The cost is expected to be recognized over a weighted-average period of approximately 3 years.

NOTE 12. ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $291.9 million and $306.1 million at September 30, 2005 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At September 30, 2005 and September 29, 2006, respectively, $189.8 million and $187.8 million of accounts receivable were sold and removed from the consolidated balance sheet. The loss on the sale of receivables was $2.9 million, $6.8 million and $11.2 million for fiscal 2004, 2005 and 2006, respectively, and is included in “Interest and Other Financing Costs, net.”

NOTE 13. COMMITMENTS AND CONTINGENCIES:

The Company has capital and other purchase commitments of approximately $388.7 million at September 29, 2006, primarily in connection with commitments for capital projects, client contract investments and business acquisitions. At September 29, 2006, the Company also has letters of credit outstanding in the amount of $73.3 million.

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under such arrangements was approximately $77.0 million at September 29, 2006 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for guarantee arrangements at September 29, 2006.

Rental expense for all operating leases was $151.9 million, $150.6 million and $157.5 million for fiscal 2004, 2005 and 2006, respectively. Following is a schedule of the future minimum rental and similar commitments under all noncancelable operating leases as of September 29, 2006 (in thousands):

Fiscal Year
2007	$166,681
2008	75,446
2009	65,565
2010	53,625
2011	47,183
Subsequent years	164,657

Total minimum rental obligations	$573,157

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

From time to time, the Company is a party to various legal actions involving claims incidental to the conduct of its business, including actions by clients, customers, employees and third parties, including under federal and state employment laws, wage and hour laws and customs, import and export control laws, environmental laws and dram shop laws. Based on information currently available, advice of counsel, available insurance coverage, established reserves and other resources, the Company does not believe that any such actions are likely to be, individually or in the aggregate, material to its business, financial condition, results of operations or cash flows. However, in the event of unexpected further developments, it is possible that the ultimate resolution of these matters, or other similar matters, if unfavorable, may be materially adverse to the Company’s business, financial condition, results of operations or cash flows.

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

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. Based on the information then available, and acknowledging the uncertainty of litigation, the September 30, 2005 Consolidated Balance Sheet reflected the amount awarded and the related expected recovery if such liability were to be confirmed. Such amounts were included in “Other Noncurrent Liabilities” and “Other Assets,” respectively. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court, and remanded the matter back to the trial court for a new trial. The September 29, 2006 Consolidated Balance Sheet has been adjusted to remove the previously recorded award liability and related expense recovery. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court and the New Jersey Supreme Court has not yet voted on this petition. The Company and its affiliates intend to defend themselves vigorously in this matter.

In June 2006, the Bermuda Monetary Authority (BMA) presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participates in a portion of ARAMARK’s

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

casualty insurance program, to place it into provisional liquidation. A Joint Provisional Liquidator (JPL) was appointed and authorized to assume control of Hatteras Re’s business. At an official meeting of creditors on November 9, 2006, the creditors elected to keep the JPL as a permanent liquidator and ARAMARK was elected to the creditor’s committee. The Supreme Court of Bermuda, however, has yet to approve these elections. The activities of the JPL are currently underway and ARAMARK’s insurance claims are being paid by Hatteras Re under the direction of the JPL. A preliminary analysis by ARAMARK and its insurance advisors indicates Hatteras Re has access to funds sufficient to pay ARAMARK’s estimated insurance claims for the relevant program periods. ARAMARK and its advisors are currently discussing with the JPL and other insurance carriers an alternative insurance solution for the covered periods, however, the terms and conditions of such an arrangement have not yet been determined and will be dependent in part on the future actions of the JPL and possibly other parties to the Hatteras Re proceedings. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK does not expect the final resolution will have a material adverse effect on the consolidated financial statements.

On May 1, 2006, two cases were filed in the Court of Chancery of the State of Delaware in New Castle County against the Company and each of the Company’s directors. The two cases are putative class actions brought by stockholders alleging that the Company’s directors breached their fiduciary duties to the Company in connection with the proposal from a group of investors led by Mr. Neubauer to acquire all of the outstanding shares of the Company. On May 22, 2006, two additional cases making substantially identical allegations were brought against the Company and certain of its directors, one in the Court of Common Pleas in Philadelphia, Pennsylvania (in which only the Company and Mr. Neubauer were named as defendants) and another in the Court of Chancery of the State of Delaware in New Castle County (in which the Company and all directors were named as defendants). All of the cases make claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On June 7, 2006, the Court of Chancery of the State of Delaware consolidated the three pending Delaware actions as In re: ARAMARK Corporation Shareholders Litigation.

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties have entered into an agreement in principle to settle the Delaware actions. The agreement in principle remains subject to court approval. As part of the agreement in principle, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) will be counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling in principle, we expect counsel for the plaintiffs to make a demand for a reasonable amount of attorneys’ fees and expenses, which amount has not yet been determined.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. QUARTERLY RESULTS (Unaudited):

The following table summarizes quarterly financial data for fiscal 2005 and 2006:

	Fiscal Quarter
2005	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Sales	$2,730,233	$2,659,142	$2,792,366	$2,781,619	$10,963,360
Cost of services provided	2,474,040	2,428,549	2,532,145	2,487,008	9,921,742
Net income	72,446	53,094	71,383	91,552	288,475
Diluted earnings per share	$0.38	$0.28	$0.38	$0.49	$1.53

	Fiscal Quarter
2006	First	Second	Third	Fourth	Year
	(in thousands, except per share data)
Sales	$2,925,928	$2,829,495	$2,933,638	$2,932,112	$11,621,173
Cost of services provided	2,641,593	2,580,379	2,676,846	2,638,565	10,537,383
Net income	93,121	58,631	34,983	74,363	261,098
Diluted earnings per share	$0.50	$0.32	$0.19	$0.40	$1.41

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

The third quarter of fiscal 2006 includes goodwill impairment and related charges equivalent to approximately $0.15 per diluted share. The fourth quarter of fiscal 2006 includes merger related costs equivalent to approximately $0.03 per diluted share.

NOTE 15. BUSINESS SEGMENTS:

The Company provides or manages services in two strategic areas: Food and Support Services and Uniform and Career Apparel, which are organized and managed in the following reportable business segments:

Food and Support Services—United States—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Food and Support Services—United States operating income for fiscal 2005 includes a gain of approximately $9.7 million representing the Company’s share of the gain from a real estate sale by a 50%-owned equity affiliate. Fiscal 2006 operating income includes approximately $7.5 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina and approximately $5.7 million of costs related to the termination of two unprofitable client contracts.

The National Hockey League Collective Bargaining Agreement expired in September 2004 and the 2004-2005 season was cancelled. As a result, the Food and Support Services—United States segment results for 2005 do not include operating results from NHL venues. The NHL venues resumed operations in fiscal 2006.

Food and Support Services—International—Food, refreshment, specialized dietary and support services, including facility maintenance and housekeeping, provided to business, educational and healthcare institutions and in sports, entertainment, recreational and other facilities serving the general public. Operations are conducted in 19 countries, including the U.K., Canada, Germany, Chile, Ireland, Spain, Korea, Belgium, Mexico, Japan, China, the Czech Republic and Hungary. Food and Support Services—International operating income for fiscal 2005 includes a charge of approximately $7.4 million related to withdrawing from our offshore oil service business in West Africa and management separation costs in the U.K.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uniform and Career Apparel—Rental—Rental, sale, cleaning, maintenance and delivery of personalized uniform and career apparel and other textile items on a contract basis. Also provided are walk-off mats, cleaning cloths, disposable towels and other environmental control items.

Uniform and Career Apparel—Direct Marketing—Direct marketing of personalized uniforms and career apparel, public safety equipment and accessories to businesses, public institutions and individuals. The segment operating loss for fiscal 2006 includes a goodwill impairment charge of $35.0 million (Note 5) and charges of approximately $8.0 million to adjust asset and liability carrying values at WearGuard-Crest in connection with certain business realignment initiatives.

Corporate—Corporate includes general corporate expenses not specifically allocated to an individual segment. Fiscal 2004 includes a separation charge of approximately $10.0 million related to the resignation of the Company’s former chief executive officer in September 2004, including a lump sum payment ($4.0 million) and the present value of future payments ($3.9 million) due pursuant to his employment agreement, as well as the intrinsic value ($2.1 million) of his outstanding stock options for which vesting was accelerated. Fiscal 2006 Corporate expense includes stock option expense of $16.0 million, which commenced in the first quarter of fiscal 2006 upon adoption of SFAS No. 123R, and transaction costs related to the proposed merger of approximately $6.4 million.

Sales by segment are substantially comprised of services to unaffiliated customers and clients. Operating income reflects expenses directly related to individual segments plus an allocation of corporate expenses applicable to more than one segment.

Net property and equipment by geographic area is as follows:

	Fiscal
	2005	2006
	(in millions)
United States	$1,082.4	$1,059.4
International	129.1	137.4

Total	$1,211.5	$1,196.8

	Sales
	Fiscal
	2004	2005	2006
	(in millions)
Food and Support Services—United States	$6,879.3	$7,129.1	$7,454.4
Food and Support Services—International	1,830.4	2,280.2	2,546.6
Uniform and Career Apparel—Rental	1,042.5	1,125.8	1,202.0
Uniform and Career Apparel—Direct Marketing	440.0	428.3	418.2

Total	$10,192.2	$10,963.4	$11,621.2

	Depreciation and Amortization
	Fiscal
	2004	2005	2006
	(in millions)
Food and Support Services—United States	$190.5	$194.5	$202.3
Food and Support Services—International	36.5	48.3	56.1
Uniform and Career Apparel—Rental	58.5	68.5	71.8
Uniform and Career Apparel—Direct Marketing	11.6	7.7	7.7
Corporate	0.9	1.1	1.4

Total	$298.0	$320.1	$339.3

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Operating Income
	Fiscal
	2004	2005	2006
	(in millions)
Food and Support Services—United States	$375.8	$403.1	$397.9
Food and Support Services—International	66.7	78.0	109.4
Uniform and Career Apparel—Rental	116.0	125.8	133.9
Uniform and Career Apparel—Direct Marketing	20.1	11.2	(44.2)

	578.6	618.1	597.0
Corporate	(41.0)	(37.9)	(66.5)

Operating income	537.6	580.2	530.5
Interest and other financing costs, net	(122.4)	(127.0)	(139.9)

Income before income taxes	$415.2	$453.2	$390.6

	Capital Expenditures and Client Contract Investments *			Indentifiable Assets
	Fiscal			Fiscal
	2004	2005	2006	2005	2006
	(in millions)			(in millions)
Food and Support Services—United States	$187.2	$172.3	$197.6	$2,513.4	$2,607.5
Food and Support Services—International	57.4	65.0	52.1	1,002.8	1,092.0
Uniform and Career Apparel—Rental	74.3	77.0	60.3	1,146.9	1,202.3
Uniform and Career Apparel—Direct Marketing	5.3	6.1	12.1	280.6	239.8
Corporate	0.4	—	1.9	213.4	121.7

Total	$324.6	$320.4	$324.0	$5,157.1	$5,263.3

*	Includes amounts acquired in business combinations.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt, described in Note 6, and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.8 billion as of September 29, 2006. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 29, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$37.4	$10.3	$—	$—	$47.7
Receivables	640.0	230.9	—	—	870.9
Inventories, at lower of cost or market	130.0	364.2	—	—	494.2
Prepayments and other current assets	65.6	48.4	—	—	114.0

Total current assets	873.0	653.8	—	—	1,526.8

Property and Equipment, net	424.3	769.8	2.7	—	1,196.8
Goodwill	1,240.5	506.6	—	—	1,747.1
Intercompany Receivables	1,798.2	—	—	(1,798.2)	—
Investment in Subsidiaries	—	—	3,358.2	(3,358.2)	—
Other Intangible Assets	246.2	51.8	—	—	298.0
Other Assets	362.1	129.9	2.6	—	494.6

	$4,944.3	$2,111.9	$3,363.5	$(5,156.4)	$5,263.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$26.3	$13.9	$—	$—	$40.2
Accounts payable	528.8	110.4	3.6	—	642.8
Accrued expenses and other liabilities	646.8	241.4	15.5	—	903.7

Total current liabilities	1,201.9	365.7	19.1	—	1,586.7

Long-Term Borrowings	1,734.3	28.8	—	—	1,763.1
Deferred Income Taxes and Other Noncurrent Liabilities	258.9	108.4	24.6	—	391.9
Intercompany Payable	582.3	(582.3)	1,798.2	(1,798.2)	—
Shareholders’ Equity	1,166.9	2,191.3	1,521.6	(3,358.2)	1,521.6

	$4,944.3	$2,111.9	$3,363.5	$(5,156.4)	$5,263.3

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended October 1, 2004

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$7,406.9	$2,785.3	$—	$—	$10,192.2
Equity in Net Income of Subsidiaries	—	—	263.1	(263.1)	—
Management Fee Income	—	—	38.9	(38.9)	—

	7,406.9	2,785.3	302.0	(302.0)	10,192.2
Costs and Expenses:
Cost of services provided	6,927.6	2,336.1	—	(41.5)	9,222.2
Depreciation and amortization	178.0	119.8	—	0.2	298.0
Selling and general corporate expenses	60.1	33.0	38.8	2.5	134.4

	7,165.7	2,488.9	38.8	(38.8)	9,654.6

Operating income	241.2	296.4	263.2	(263.2)	537.6
Interest and Other Financing Costs, net
Interest expense, net	121.1	1.2	0.1	—	122.4
Intercompany interest, net	(22.6)	22.7	—	(0.1)	—

Interest and Other Financing Costs, net	98.5	23.9	0.1	(0.1)	122.4

Income before income taxes	142.7	272.5	263.1	(263.1)	415.2
Provision for Income Taxes	48.6	103.5	—	—	152.1

Net income	$94.1	$169.0	$263.1	$(263.1)	$263.1

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended September 30, 2005

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$8,170.2	$2,793.2	$—	$—	$10,963.4
Equity in Net Income of Subsidiaries	—	—	288.5	(288.5)	—
Management Fee Income	—	—	37.4	(37.4)	—

	8,170.2	2,793.2	325.9	(325.9)	10,963.4
Costs and Expenses:
Cost of services provided	7,651.6	2,308.5	—	(38.3)	9,921.8
Depreciation and amortization	192.4	127.6	—	0.1	320.1
Selling and general corporate expenses	64.9	38.2	37.1	1.1	141.3

	7,908.9	2,474.3	37.1	(37.1)	10,383.2

Operating income	261.3	318.9	288.8	(288.8)	580.2
Interest and Other Financing Costs, net:
Interest expense, net	125.4	1.3	0.3	—	127.0
Intercompany interest, net	(59.9)	60.2	—	(0.3)	—

Interest and Other Financing Costs, net	65.5	61.5	0.3	(0.3)	127.0

Income before income taxes	195.8	257.4	288.5	(288.5)	453.2
Provision for Income Taxes	71.1	93.6	—	—	164.7

Net income	$124.7	$163.8	$288.5	$(288.5)	$288.5

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the year ended September 29, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$8,613.0	$3,008.2	$—	$—	$11,621.2
Equity in Net Income of Subsidiaries	—	—	261.1	(261.1)	—
Management Fee Income	—	—	65.1	(65.1)	—

	8,613.0	3,008.2	326.2	(326.2)	11,621.2
Costs and Expenses:
Cost of services provided	8,074.4	2,529.5	—	(66.4)	10,537.5
Depreciation and amortization	206.8	132.1	—	0.4	339.3
Selling and general corporate expenses	70.6	42.3	65.1	0.9	178.9
Goodwill impairment	—	35.0	—	—	35.0

	8,351.8	2,738.9	65.1	(65.1)	11,090.7

Operating income	261.2	269.3	261.1	(261.1)	530.5
Interest and Other Financing Costs, net:
Interest expense, net	138.3	1.6	—	—	139.9
Intercompany interest, net	(71.2)	71.2	—	—	—

Interest and Other Financing Costs, net	67.1	72.8	—	—	139.9

Income from continuing operations before income taxes and cumulative change in accounting principle	194.1	196.5	261.1	(261.1)	390.6
Provision for Income Taxes	55.8	73.4	—	—	129.2

Income from continuing operations before cumulative change in accounting principle	138.3	123.1	261.1	(261.1)	261.4
Income from discontinued operations, net	—	3.1	—	—	3.1
Cumulative effect of change in accounting principle, net	(0.7)	(2.7)	—	—	(3.4)

Net income	$137.6	$123.5	$261.1	$(261.1)	$261.1

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

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the year ended September 29, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by operating activities	$317.4	$229.0	$39.4	$—	$585.8
Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(202.1)	(117.0)	(0.7)	—	(319.8)
Disposals of property and equipment	42.1	7.0	—	—	49.1
Acquisitions of businesses, net of cash acquired	(122.6)	(16.7)	—	—	(139.3)
Other investing activities	5.7	7.8	—	—	13.5

Net cash used in investing activities	(276.9)	(118.9)	(0.7)	—	(396.5)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	323.6	—	—	—	323.6
Payment of long-term borrowings	(392.6)	(11.8)	—	—	(404.4)
Proceeds from issuance of common stock	—	—	45.3	—	45.3
Repurchase of stock	—	—	(113.5)	—	(113.5)
Payment of dividends	—	—	(50.5)	—	(50.5)
Other financing activities	1.8	—	—	—	1.8
Change in intercompany, net	17.2	(97.2)	80.0	—	—

Net cash used in financing activities	(50.0)	(109.0)	(38.7)	—	(197.7)

Increase (decrease) in cash and cash equivalents	(9.5)	1.1	—	—	(8.4)
Cash and cash equivalents, beginning of period	46.9	9.2	—	—	56.1

Cash and cash equivalents, end of period	$37.4	$10.3	$—	$—	$47.7

ARAMARK CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

For the Fiscal Years Ended October 1, 2004, September 30, 2005 and September 29, 2006

		Additions		Reductions
	Balance, Beginning of Fiscal Year	Acquisition of Businesses	Charged to Income	Divestiture of Businesses	Deductions from Reserves(1)	Balance, End of Fiscal Year
	(in thousands)
Description

Fiscal Year 2004
Reserve for doubtful accounts, advances & current notes receivable	$29,697	$1,750	$10,202	$—	$8,804	$32,845

Fiscal Year 2005
Reserve for doubtful accounts, advances & current notes receivable	$32,845	$862	$20,303	$—	$11,365	$42,645

Fiscal Year 2006
Reserve for doubtful accounts, advances & current notes receivable	$42,645	$180	$14,788	$—	$20,391	$37,222

(1)	Allowances granted and amounts determined not to be collectible.

EXHIBIT INDEX

Copies of any of the following exhibits are available to Stockholders for the cost of reproduction upon written request from the Secretary, ARAMARK Corporation, 1101 Market Street, Philadelphia, PA 19107.

2.1	Agreement and Plan of Merger dated as of November 14, 2001 between ARAMARK Corporation and ARAMARK Worldwide Corporation (incorporated by reference to Annex A to ARAMARK Corporation’s Registration Statement on Form S-4 filed with the Commission on November 15, 2001, pursuant to the Securities Act (Registration No. 333-65228)).

2.2	Agreement and Plan of Merger dated as of August 8, 2006 between ARAMARK Corporation, RMK Acquisition Corporation and RMK Finance LLC. PLC (incorporated by reference to exhibit 2.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on August 8, 2006, pursuant to the Exchange Act (file number 001-16807)).

3.1	Amended and Restated Certificate of Incorporation of ARAMARK Corporation (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the Commission on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

Certificate of Designations for Series C Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the Commission on February 9, 2005, pursuant to the Exchange Act (File No. 001-16807)).

3.2	Bylaws of ARAMARK Corporation (incorporated by reference to Exhibit 99.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the Commission on September 22, 2004, pursuant to the Exchange Act (File No. 001-16807)).

4.1	Form of stock certificate for Class B common stock (incorporated by reference to Exhibit 4.8 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on October 9, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.2	Form of stock certificate for Class A-1, Class A-2, Class A-3, Class B-1, Class B-2 and Class B-3 common stock (incorporated by reference to Exhibit 4.9 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on October 9, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.3	Form of Rights Agreement (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.4	First Amendment to Rights Agreement dated as of April 28, 2006 between ARAMARK Corporation and Mellon Investor Services, LLC (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on May 4, 2006, pursuant to the Exchange Act (File No. 001-16807)).

4.5	Second Amendment to Rights Agreement dated as of August 8, 2006 between ARAMARK Corporation and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on August 8, 2006, pursuant to the Exchange Act (File No. 001-16807)).

4.6	Form of Registration Rights Agreement among ARAMARK Worldwide Corporation (now ARAMARK Corporation) and Joseph Neubauer and each of the other holders listed on Schedule 1 thereto (incorporated by reference to Exhibit 4.13 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on September 6, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

4.7	Form of 1991 Subordinated Indenture, between ARAMARK Corporation and The Bank of New York, as trustee, relating to the subordinated securities (incorporated by reference to Exhibit (4)(a) to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357)).

4.8	Form of 1991 Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and The Bank of New York, as trustee, relating to the guaranteed securities (incorporated by reference to Exhibit (4)(b) to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on June 21, 1991, pursuant to the Securities Act (Registration No. 33-41357)).

4.9	Form of Debt Indenture, between ARAMARK Corporation and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

4.10	Form of Guaranteed Indenture, among ARAMARK Services, Inc., ARAMARK Corporation, as guarantor, and Bank One Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to ARAMARK Corporation’s Registration Statement on Form S-3 filed with the SEC on March 27, 2002, pursuant to the Securities Act (Registration No. 33-85050)).

Long-term debt instruments authorizing debt that does not exceed 10% of the total consolidated assets of ARAMARK are not filed herewith but will be furnished on request of the Commission.

10.1	Employment Agreement dated November 2, 2004 between ARAMARK Corporation and Joseph Neubauer (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 8, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.2	Form of Agreement Relating to Employment and Post-Employment Competition with L. Frederick Sutherland (incorporated by reference to Exhibit 10.3 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 4, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.3	Form of Agreement Relating to Employment and Post-Employment Competition with Bart J. Colli (incorporated by reference to Exhibit 10.13 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on December 7, 2001, pursuant to the Securities Act (Registration No. 333-65226)).**

10.4	Agreement Relating to Employment and Post-Employment Competition with Timothy P. Cost (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).**

10.5	Agreement Relating to Employment and Post Employment Competition with Lynn B. McKee dated May 5, 2004 (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004, pursuant to the Exchange Act (File No. 001-16807)). **

10.6	Agreement Relating to Employment and Post-Employment Competition dated November 10, 2004 between ARAMARK Corporation and Andrew Kerin (incorporated by reference to exhibit 10.2 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 15, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.7	Agreement Relating to Employment and Post-Employment Competition dated November 10, 2004 between ARAMARK Corporation and Ravi Saligram (incorporated by reference to exhibit 10.3 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 15, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.8	Agreement Relating to Employment and Post-Employment Competition dated November 10, 2004 between ARAMARK Corporation and Thomas Vozzo (incorporated by reference to exhibit 10.4 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 15, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.9	Agreement Relating to Employment and Post-Employment Competition dated November 26, 2001 between ARAMARK Corporation and John M. Lafferty (incorporated by reference to exhibit 10.13 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.10	Agreement Relating to Employment and Post-Employment Competition dated November 12, 2003 between ARAMARK Corporation and Christopher Holland (incorporated by reference to exhibit 10.14 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.11	Letter Agreement dated June 3, 2006 between ARAMARK Corporation and John R. Donovan, Jr. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on June 13, 2006, pursuant to the Exchange Act (File No. 001-16807)).

10.12	Credit Agreement Among ARAMARK Services, Inc., ARAMARK Uniform & Career Apparel Group, Inc. and ARAMARK Canada Ltd, ARAMARK Corporation, as Guarantor, the Lenders, J.P. Morgan Chase Bank, N.A., as General Administrative Agent and J.P. Morgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, dated as of March 31, 2004 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 17, 2004, pursuant to the Exchange Act (File No. 001-16807)).

10.13	Amendment No. 1 to the Credit Agreement dated as of November 18, 2005 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on November 25, 2005, pursuant to the Exchange Act (File No. 001-16807).

10.14	£150,000,000 Credit Facility for ARAMARK Ireland Holdings Limited dated June 21, 2004 (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 13, 2004, pursuant to the Exchange Act (File No. 001-16807)).

10.15	Accession Agreement dated September 22, 2004 from ARAMARK Ireland Holdings Limited, ARAMARK GmbH & Co. KG and ARAMARK GmbH to Barclay’s Bank PLC, as facility agent (incorporated by reference to exhibit 10.17 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).

10.16	First Amendment to £150,000,000 Credit Facility for ARAMARK Ireland Holdings Limited dated September 22, 2004. (incorporated by reference to exhibit 10.18 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 10, 2004, pursuant to the Exchange Act (file number 001-16807)).

10.17	Amendment Agreement dated December 14, 2004 between ARAMARK Ireland Holdings Limited and Barclays Bank PLC (incorporated by reference to exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on January 10, 2005, pursuant to the Exchange Act (file number 001-16807)).

10.18	Master Distribution Agreement dated as of February 1, 2002, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 12, 2002, pursuant to the Exchange Act (File No. 001-16807)). †

10.19	Amendment to Master Distribution Agreement dated March 20, 2006 PLC (incorporated by reference to exhibit 10.1 to ARAMARK Corporation’s Current Report on Form 8-K filed with the SEC on April 13, 2006, pursuant to the Exchange Act (file number 001-16807)).

10.20	Purchase Agreement between The ServiceMaster Company and ARAMARK Corporation, dated as of October 3, 2001, (incorporated by reference to Exhibit 10.11 to ARAMARK Corporation’s Registration Statement on Form S-1 filed with the Commission on November 1, 2001, pursuant to the Securities Act (Registration No. 333-65226)).

10.21	Stock Purchase Agreement dated March 3, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.22	First Amendment to Stock Purchase Agreement dated March 14, 2003 among Knowledge Schools, Inc., Children’s Discovery Centers of America, Inc. (to be renamed Knowledge Learning Corporation), ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.23	Second Amendment to Stock Purchase Agreement, dated May 9, 2003, among Knowledge Schools, Inc., Knowledge Learning Corporation formerly known as Children’s Discovery Centers of America, Inc., ARAMARK Corporation, ARAMARK Organizational Services, Inc. and ARAMARK Educational Resources, Inc. (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2003, pursuant to the Exchange Act (File No. 001-16807)).

10.24	ARAMARK 2001 Equity Incentive Plan (incorporated by reference to Annex E to ARAMARK Corporation’s Registration Statement on Form S-4 filed with the Commission on November 16, 2001, pursuant to the Securities Act (Registration No. 333-65228)).**

10.25	Amended and Restated ARAMARK 2001 Stock Unit Retirement Plan (incorporated by reference to Exhibit 10.22 to ARAMARK Corporation’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, pursuant to the Exchange Act (File No. 001-16807)). **

10.26	ARAMARK 2001 Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89120)).**

10.27	ARAMARK Deferred Compensation Plan for Directors (incorporated by reference to Exhibit 10.2 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on May 24, 2002, pursuant to the Securities Act (Registration No. 333-89118)).**

10.28	ARAMARK Corporation Combined Stock Ownership Plan for Employees (incorporated by reference to Exhibit 10.1 to ARAMARK Corporation’s Registration Statement on Form S-8 filed with the Commission on December 17, 2001, pursuant to the Securities Act (Registration No. 333-53163)).**

10.29	ARAMARK 2005 Stock Unit Retirement Plan (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.30	ARAMARK 2005 Deferred Compensation Plan for Directors (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.31	ARAMARK 2005 Deferred Compensation Plan (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.32	ARAMARK 2001 Equity Incentive Plan form of Non-Qualified Stock Option Award Certificate of Grant for Non-Employee Directors (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2004, pursuant to the Exchange Act (file number 001-16807)).**

10.33	ARAMARK 2001 Equity Incentive Plan form of Certificate of Grant and Rules and Procedures for Non-Qualified Stock Option Award (incorporated by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.34	ARAMARK 2001 Equity Incentive Plan Rules and Procedures for Restricted Stock Units granted under the Management Stock Purchase Program (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.35	Rules and Procedures for Restricted Stock Units Granted Under the ARAMARK 2001 Equity Incentive Plan (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.36	Senior Executive Annual Performance Bonus Arrangement (incorporated by reference to Appendix C to the Company’s Definitive Proxy Statement filed with the SEC on December 23, 2003, pursuant to the Exchange Act (file number 001-16807)).**

10.37	ARAMARK Directors’ Compensation Summary (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.38	Grant Certificate for Deferred Stock Units (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).**

10.39	Form of Indemnification Agreement and attached schedule (incorporated by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 10, 2005, pursuant to the Exchange Act (file number 001-16807)).**

12	Ratio of Earnings to Fixed Charges.*

21	List of subsidiaries of ARAMARK Corporation.*

23	Consent of Independent Registered Public Accounting Firm.*

24	Power of Attorney (included on the signature page hereto).

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Reconciliation of non-GAAP financial measures.*

†	Portions omitted pursuant to a request for confidential treatment.
*	Filed herewith.
**	Management contract or compensatory plan or arrangement required to be filed or incorporated as an exhibit.