Form 10-Q
period 2006-12-29
ARAMARK CORP/DE
filed 2007-02-07
CIK 1144528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 29, 2006

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

Common stock outstanding at January 26, 2007: 900 shares

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In Thousands)

	December 29, 2006	September 29, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$41,721	$47,679
Receivables	901,804	870,909
Inventories, at lower of cost or market	500,651	494,176
Prepayments and other current assets	119,377	114,080

Total current assets	1,563,553	1,526,844

Property and Equipment, net	1,192,420	1,196,830
Goodwill	1,791,313	1,747,094
Other Intangible Assets	310,905	297,986
Other Assets	502,982	494,563

	$5,361,173	$5,263,317

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$48,812	$40,203
Accounts payable	583,476	642,778
Accrued expenses and other current liabilities	754,430	903,715

Total current liabilities	1,386,718	1,586,696

Long-Term Borrowings	1,962,080	1,763,088
Deferred Income Taxes and Other Noncurrent Liabilities	391,302	391,941
Shareholders’ Equity:
Class A common stock, par value $.01	708	751
Class B common stock, par value $.01	1,613	1,562
Capital surplus	1,236,255	1,210,300
Earnings retained for use in the business	1,613,867	1,538,760
Accumulated other comprehensive income	13,150	12,524
Treasury stock	(1,244,520)	(1,242,305)

Total shareholders’ equity	1,621,073	1,521,592

	$5,361,173	$5,263,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In Thousands, Except Per Share Amounts)

	For the Three Months Ended
	December 29, 2006	December 30, 2005
Sales	$3,110,546	$2,925,928

Costs and Expenses:
Cost of services provided	2,804,467	2,641,593
Depreciation and amortization	87,579	81,897
Selling and general corporate expenses	46,183	43,819

	2,938,229	2,767,309

Operating income	172,317	158,619
Interest and Other Financing Costs, net	35,911	34,089

Income before income taxes	136,406	124,530
Provision for Income Taxes	48,675	31,409

Net income	$87,731	$93,121

Earnings Per Share:
Basic	$0.48	$0.51
Diluted	$0.47	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	For the Three Months Ended
	December 29, 2006	December 30, 2005
Cash flows from operating activities:
Net income	$87,731	$93,121
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	87,579	81,897
Income taxes deferred	233	(18,325)
Changes in noncash working capital	(234,646)	(218,794)
Net proceeds from sale of receivables	200	5,100
Other operating activities	(4,474)	2,435

Net cash used in operating activities	(63,377)	(54,566)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(63,995)	(64,153)
Disposals of property and equipment	3,804	6,863
Acquisition of certain businesses, net of cash acquired	(81,706)	(6,190)
Other investing activities	3,044	952

Net cash used in investing activities	(138,853)	(62,528)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	329,238	183,369
Payment of long-term borrowings	(131,088)	(12,502)
Proceeds from issuance of common stock	8,404	7,186
Repurchase of stock	—	(50,310)
Payment of dividends	(12,624)	(12,662)
Other financing activities	2,342	(5,566)

Net cash provided by financing activities	196,272	109,515

Decrease in cash and cash equivalents	(5,958)	(7,579)
Cash and cash equivalents, beginning of period	47,679	56,066

Cash and cash equivalents, end of period	$41,721	$48,487

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARAMARK CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

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

(2)	MERGER:

On August 8, 2006, ARAMARK signed a definitive merger agreement under which investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”) and Joseph Neubauer, Chairman and Chief Executive Officer, would acquire ARAMARK. Under the terms of the agreement, ARAMARK stockholders would receive $33.80 in cash for each share of ARAMARK common stock held. The Board of Directors of ARAMARK, on the unanimous recommendation of a special committee comprised entirely of independent directors, approved the agreement and recommended that ARAMARK’s stockholders approve the merger. On December 20, 2006, ARAMARK held a special meeting of its stockholders, at which 86 percent of the outstanding votes and 97 percent of the votes actually cast voted in favor of the adoption of the merger agreement.

The merger was completed on January 26, 2007 and was valued at approximately $8.6 billion, including the assumption or repayment of approximately $2.0 billion of debt. The merger was financed by a combination of borrowings under a new $4.15 billion senior secured term loan facility, the issuance of $1.28 billion 8.50% senior notes due 2015 and $500 million senior floating rate notes due 2015 bearing interest equal to three-month LIBOR (as defined) plus a spread of 3.50%, the funding under the restated and amended Receivables Facility, and the approximately $2.1 billion equity investment of the Sponsors, Mr. Neubauer and certain other members of ARAMARK’s management. In connection with the merger, a new $600 million senior secured revolving credit facility with a six-year maturity and a synthetic letter of credit facility of up to $250 million were also signed. As of January 26, 2007, interest on borrowings under the $4.15 billion senior secured term loan facility was based on the relevant currency LIBOR plus a spread of 2.00% to 2.125% (as of January 26, 2007 – 2.125%), interest on borrowings under the $600 million senior secured revolving credit facility was based on the relevant currency LIBOR plus a spread of 1.25% to 2.00% (as of January 26, 2007 – 2.00%), and fees on the $250 million synthetic letter of credit facility range from 2.00% to 2.125% (as of January 26, 2007 – 2.125%). The spread is based on a ratio of Consolidated Secured Debt to EBITDA, as defined in the credit agreement. There is also an unutilized commitment fee on the $600 million senior secured revolving credit facility ranging from 0.375% to 0.50% (as of January 26, 2007 – 0.50%).

As a result of completing the merger, in January 2007 the Company will record a compensation charge of approximately $78 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, a charge of approximately $23 million related to change in control payments to certain executives, and a charge for the cost of obtaining the bridge financing facility of approximately $13 million. In addition, the Company may report additional legal fees and other transaction related expenses in January and subsequent periods.

For the three months ended December 29, 2006, the Company incurred approximately $2.6 million of merger-related costs, which are included in “Selling and general corporate expense” in the Condensed Consolidated Statement of Income.

(3)	SUPPLEMENTAL CASH FLOW INFORMATION:

The Company made interest payments of $47.5 million and $38.6 million and income tax payments of $37.7 million and $29.4 million during the first three months of fiscal 2007 and 2006, respectively. Pension expense related to defined benefit plans was not material for the first three months of fiscal 2007 and 2006, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(4)	COMPREHENSIVE INCOME:

Pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income, changes in foreign currency translation adjustments (net of tax), changes in minimum pension liability (net of tax) and changes in the fair value of cash flow hedges (net of tax). Total comprehensive income was $88.4 million and $94.8 million for the three months ended December 29, 2006 and December 30, 2005, respectively. As of December 29, 2006 and September 29, 2006, “Accumulated other comprehensive income” consists of minimum pension liability of ($17.9) million and ($17.9) million, respectively, foreign currency translation adjustment of $29.9 million and $27.5 million, respectively, and fair value of cash flow hedges of $1.1 million and $3.0 million, respectively.

(5)	CAPITAL STOCK:

During the first three months of fiscal 2007, approximately 4.7 million Class A shares were converted to Class B shares.

During the first quarter of fiscal 2007, the Company paid a cash dividend of $0.07 per share, which totaled $12.6 million.

(6)	SHARE-BASED COMPENSATION:

The Company has various share-based compensation programs, which include stock options and restricted stock units. The ARAMARK 2001 Equity Incentive Plan (2001 EIP) provided for the initial issuance of up to 30 million shares of either Class A or Class B common stock, with an additional 3% of the Company’s common stock outstanding as of the end of the prior calendar year becoming available under the plan on each January 1 following the adoption of the plan. Pursuant to the merger transaction (described in Note 2), all outstanding stock options and restricted stock units became fully vested and the holders became entitled to receive cash consideration equal to the difference between the exercise price and $33.80 per share for stock options and $33.80 per share for restricted stock units.

As of December 29, 2006, the Company had reserved approximately 53.9 million shares of common stock for issuance pursuant to its employee ownership and benefit programs. Under all programs, the terms of the awards are fixed at the grant date.

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

The Company adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost associated with employee stock options recognized in fiscal 2007 and 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to October 1, 2005, and amortization related to new awards granted on or after October 1, 2005.

SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows in the Condensed Consolidated Statements of Cash Flows. For the first three months of fiscal 2007 and 2006, $3.2 million and $2.6 million of tax benefits were included in “Other financing activities,” respectively.

The compensation cost charged to expense in the first three months of fiscal 2007 and 2006 for share-based compensation programs was $5.1 million, before taxes of $1.9 million, and $6.6 million, before taxes of $2.5 million, respectively. The compensation cost recognized is classified as “Selling and general corporate expenses” in the Condensed Consolidated Statements of Income. No cost was capitalized during the first three months of fiscal 2007 and 2006.

Information on the valuation and accounting for the various programs is provided below.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

	Three Months Ended December 29, 2006	Three Months Ended December 30, 2005
Expected volatility	20.00%	20.00%
Expected dividend yield	0.84%	1.10%
Expected life (in years)	5.00	6.25
Risk-free interest rate	4.70%	4.35% - 4.55%

The weighted-average grant-date fair value of options granted during the first three months of fiscal 2007 and 2006 was $8.46 and $6.89 per option, respectively.

A summary of stock option activity is presented below:

Options	Shares (000s)	Weighted Average Exercise Price	Aggregate Intrinsic Value ($000s)
Outstanding at September 29, 2006	10,593	$23.91
Granted	10	$33.45
Exercised	(487)	$21.82
Forfeited/Cancelled	(214)	$21.27

Outstanding at December 29, 2006 (weighted-average remaining term of 7.1 years)	9,902	$24.08	$92,782

Exercisable at December 29, 2006	6,156	$23.46	$61,476

The total intrinsic value of stock options exercised during the first three months of fiscal 2007 and 2006 was approximately $5.6 million and $8.0 million, respectively.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. Approximately $3.4 million and $5.0 million was charged to expense during the first three months of fiscal 2007 and 2006, respectively. The Company has applied a forfeiture assumption of 8.7% per annum in the calculation of such expense.

As of December 29, 2006, there was approximately $28 million of unrecognized compensation cost related to nonvested stock options. Pursuant to the merger transaction, all nonvested stock options immediately vested on January 26, 2007, which will result in the recognition of all unrecognized compensation cost.

Cash received from option exercises during the first three months of fiscal 2007 and 2006 was $8.4 million and $7.2 million, respectively. The total tax benefit generated from options which were exercised during the first three months of fiscal 2007 and 2006 was approximately $2.1 million and $2.6 million, respectively, which was credited to “Capital surplus.”

Restricted Stock Units

The grant-date fair value of restricted stock units is based on the market price of the stock, and compensation cost is amortized to expense on a straight-line basis over the vesting period during which employees perform related services, generally four years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Since fiscal 2004, the Company has issued restricted stock units to certain employees. Participants are entitled to additional restricted stock units, with a value equivalent to any cash dividends. The unvested units are subject to forfeiture if employment is terminated other than due to death, disability or retirement, and the units are nontransferable while subject to forfeiture.

Restricted Stock Units	Units (000s)	Weighted Average Grant Date Fair Value
Nonvested at September 29, 2006	846	$25.76
Granted	434	$33.40
Vested	(412)	$29.63
Forfeited	(31)	$25.82

Nonvested at December 29, 2006	837	$27.82

The compensation cost charged to expense the first three months of fiscal 2007 and 2006 for restricted stock unit awards was approximately $1.8 million and $1.5 million, respectively. As of December 29, 2006, there was approximately $17 million of unrecognized compensation cost related to restricted stock unit awards. Pursuant to the merger transaction, all nonvested restricted stock units immediately vested on January 26, 2007, which will result in the recognition of all unrecognized compensation cost.

(7)	GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill, allocated by reportable segment, follows (in thousands):

	September 29, 2006	Acquisitions	Translation	December 29, 2006
Food and Support Services – United States	$1,113,767	$—	$—	$1,113,767
Food and Support Services – International	318,661	—	7,593	326,254
Uniform and Career Apparel – Rental	240,247	36,626	—	276,873
Uniform and Career Apparel – Direct Marketing	74,419	—	—	74,419

	$1,747,094	$36,626	$7,593	$1,791,313

The increase in goodwill resulted principally from the acquisition of Overall Laundry Services, Inc., a regional uniform rental company. The amount may be revised upon final determination of the purchase price allocation.

Other intangible assets consist of (in thousands):

	December 29, 2006			September 29, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer relationship assets	$603,111	$(292,594)	$310,517	$575,947	$(278,359)	$297,588
Other	19,223	(18,835)	388	19,205	(18,807)	398

	$622,334	$(311,429)	$310,905	$595,152	$(297,166)	$297,986

Other intangible assets are amortizable and consist primarily of contract rights, customer lists and non-compete agreements. The intangible assets are being amortized on a straight-line basis over the expected period of benefit, 3 to 20 years, with a weighted average life of about 10 years. Intangible assets of approximately $24.8 million were acquired through business combinations during the first three months of fiscal 2007. Amortization of intangible assets for the first three months of fiscal 2007 and 2006 was approximately $13.6 million and $11.6 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(8)	EARNINGS PER SHARE:

The Company follows the provisions of SFAS No. 128, “Earnings per Share.” Earnings applicable to common stock and common shares used in the calculation of basic and diluted earnings per share follow:

	Three Months Ended
	December 29, 2006	December 30, 2005
	(in thousands, except per share data)
Earnings:
Net income	$87,731	$93,121

Shares:
Weighted average number of common shares outstanding used in basic earnings per share calculations	183,358	183,696
Impact of restricted stock units and potential exercise of stock options under the ARAMARK Ownership and Equity Incentive Plans	2,307	1,817

Total common shares used in diluted earnings per share calculations	185,665	185,513

Basic earnings per common share:	$0.48	$0.51

Diluted earnings per common share:	$0.47	$0.50

Options to purchase 9,756 shares were outstanding at December 29, 2006, but were not included in the computation of diluted earnings per common share for the three months then ended, as the effect would have been antidilutive. Options to purchase 2,425,499 shares were outstanding at December 30, 2005, but were not included in the computation of diluted earnings per common share for the three months then ended, as the effect would have been antidilutive.

(9)	ACCOUNTING FOR DERIVATIVE INSTRUMENTS:

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

As of December 29, 2006, the Company had $300 million and 93 million British pounds of interest rate swap agreements, which are designated as cash flow hedging instruments, fixing the rate on a like amount of variable rate borrowings and $100 million of swap agreements designated as fair-value hedging instruments. Changes in the fair value of a derivative that is designated as and meets all the required criteria for a cash flow hedge are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to interest rate swap agreements are included in interest expense. During the first three months of fiscal 2007 and 2006, a charge of approximately $2.3 million (net of tax) and a credit of $2.0 million (net of tax) related to interest rate swaps were recorded in comprehensive income, respectively. As of December 29, 2006, approximately $4.1 million of net unrealized gains and $2.2 million of realized losses related to interest rate swaps were included in “Accumulated other comprehensive income.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Changes in the fair value of a derivative that is designated as and meets all the required criteria for a fair value hedge are recognized currently in earnings, offset by recognizing currently in earnings the change in the fair value of the underlying hedged item. As of December 29, 2006, approximately $2.2 million has been included in “Other Noncurrent Liabilities,” with an offsetting decrease in “Long-Term Borrowings” in the Condensed Consolidated Balance Sheet related to fair value hedges. The hedge ineffectiveness for cash flow and fair value hedging instruments for the first three months of fiscal 2007 and 2006 was not material.

As of December 29, 2006, the Company had foreign currency forward exchange contracts outstanding, with notional amounts of 9.1 million Euros and 8.0 million British pounds, to mitigate the risk of changes in foreign currency exchange rates on short-term intercompany loans to certain international subsidiaries. Gains and losses on these foreign currency exchange contracts are recognized in income currently, substantially offsetting currency transaction gains and losses on the short-term intercompany loans. As of December 29, 2006, the fair value of these foreign exchange contracts was immaterial. Net foreign currency transaction gains and losses were not material during the periods presented.

During October 2005, the Company terminated $200 million of pay floating/receive fixed interest rate swaps designated as fair value hedges. The realized loss of approximately $6.5 million has been deferred and will be amortized to interest expense over the remaining life of the bonds due in February 2008.

Beginning in fiscal November 2005, the Company has entered into a series of pay fixed/receive floating natural gas swap agreements based on a NYMEX price in order to limit its exposure to price increases for natural gas, primarily in the Uniform and Career Apparel – Rental segment. As of December 29, 2006, the Company has contracts for approximately 764,000 MMBtu’s outstanding for the remainder of fiscal 2007 and fiscal 2008. The contracts, designated as cash flow hedging instruments, are recorded in accumulated other comprehensive income (loss) and reclassified into earnings as the underlying hedged item affects earnings. Amounts reclassified into earnings related to the natural gas swap agreements are included in “Cost of services provided.” The total realized loss reclassified into earnings during the first three months of fiscal 2007 and 2006 was approximately $0.7 million and $0.1 million, respectively. As of December 29, 2006, an unrecognized loss of approximately $0.8 million was recorded in “Accumulated other comprehensive income.” There was no hedge ineffectiveness for the first three months of fiscal 2007 and 2006.

(10)	ACCOUNTS RECEIVABLE SECURITIZATION:

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $280.9 million and $306.1 million at December 29, 2006 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At December 29, 2006 and September 29, 2006, $188.1 million and $187.8 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets, respectively. The loss on the sale of receivables was $3.1 million and $2.5 million for the first three months of fiscal 2007 and 2006, respectively, and is included in “Interest and Other Financing Costs, net.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(11)	BUSINESS SEGMENTS:

Sales and operating income by reportable segment follow:

	Three Months Ended
Sales	December 29, 2006	December 30, 2005
Food and Support Services—United States	$1,972,836	$1,882,447
Food and Support Services—International	706,401	623,158
Uniform and Career Apparel—Rental	318,864	295,721
Uniform and Career Apparel—Direct Marketing	112,445	124,602

	$3,110,546	$2,925,928

	Three Months Ended
Operating Income	December 29, 2006	December 30, 2005
Food and Support Services—United States	$113,563	$110,223
Food and Support Services—International	32,834	24,632
Uniform and Career Apparel—Rental	37,454	33,116
Uniform and Career Apparel—Direct Marketing	5,835	6,985

	189,686	174,956
Corporate	(17,369)	(16,337)

Operating Income	172,317	158,619
Interest, net	(35,911)	(34,089)

Income Before Income Taxes	$136,406	$124,530

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

Fiscal 2006 operating income for the “Food and Support Services—United States” segment includes approximately $3.7 million of insurance proceeds related to business disruptions in the Gulf Coast region caused by Hurricane Katrina.

The fiscal 2007 Corporate expense includes $2.6 million of merger-related expenses.

(12)	NEW ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status for defined-benefit pension plans will be measured as the difference between the fair value of plan assets and the projected benefit obligation on a plan-by-plan basis. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for ARAMARK as of the end of fiscal 2007 on a prospective basis. If SFAS No. 158 was adopted as of September 29, 2006, the Company would have recorded a reduction in “Other Assets” and “Other Intangible Assets” of $16.6 million and $1.8 million, respectively, an increase in “Other Noncurrent Liabilities” of $9.9 million, and a charge to “Accumulated other comprehensive income (loss)” of $28.3 million (before taxes).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(13)	ACQUISITIONS:

During the three months ended December 29, 2006, the Company acquired Overall Laundry Services, Inc., a regional uniform rental company, for approximately $80 million in cash. The Company’s pro forma results of operations for the first three months of fiscal 2007 and 2006 would not have been materially different than reported, assuming that the acquisition had occurred at the beginning of the respective fiscal periods.

(14)	COMMITMENTS AND CONTINGENCIES:

Certain of the Company’s operating lease arrangements, primarily vehicle leases, with terms of one to eight years, contain provisions related to residual value guarantees. The maximum potential liability to ARAMARK under such arrangements was approximately $71.9 million at December 29, 2006 if the terminal fair value of vehicles coming off lease was zero. Consistent with past experience, management does not expect any significant payments will be required pursuant to these arrangements. No amounts have been accrued for these arrangements at December 29, 2006.

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

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. The Government obtained and received numerous records from the Company, which is cooperating in the investigation. The Company can give no assurance as to the outcome of this investigation.

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court, and remanded the matter back to the trial

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

court for a new trial. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court. On January 31, 2007, the New Jersey Supreme Court denied plaintiffs’ petition for certification and the matter was remanded back to the trial court for a new trial pursuant to the decision of the Appellate Division. The Company and its affiliates intend to defend themselves vigorously in this matter.

In June 2006, the Bermuda Monetary Authority (BMA) presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participated in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A Joint Provisional Liquidator (JPL) was appointed and authorized to assume control of Hatteras Re’s business. At an official meeting of creditors on November 9, 2006, the creditors elected to keep the JPL as a Permanent Liquidator (PL) and ARAMARK was elected to the creditor’s committee. The activities of the PL are currently underway and ARAMARK’s insurance claims are being paid by Hatteras Re under the direction of the PL. A preliminary analysis by ARAMARK and its insurance advisors indicates Hatteras Re has access to funds sufficient to pay ARAMARK’s estimated insurance claims for the relevant program periods. ARAMARK has reached an agreement in principle with the PL that will allow ARAMARK to pursue with other insurance carriers an alternative insurance solution for the covered periods, however, the terms and conditions of such an arrangement have not yet been finally determined. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK does not expect the final resolution will have a material adverse effect on the consolidated financial statements.

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

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties have entered into agreements in principle to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of Common Pleas. The agreements in principle remain subject to court approval. As part of the agreements in principle, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) was counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action in principle, counsel for the plaintiffs has agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company has agreed not to oppose. In connection with settling the Pennsylvania action in principle, counsel for the plaintiffs has made a demand for attorneys’ fees and expenses, which amount has not yet been determined.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(15)	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS OF ARAMARK CORPORATION AND SUBSIDIARIES:

The following condensed consolidating financial statements of ARAMARK Corporation and subsidiaries have been prepared pursuant to Rule 3-10 of Regulation S-X.

These condensed consolidating financial statements have been prepared from the Company’s financial information on the same basis of accounting as the condensed consolidated financial statements. ARAMARK Services, Inc. is the borrower under the Credit Agreement and certain other senior debt and incurs interest expense thereunder. The interest expense and certain administrative costs are only partially allocated to all of the other subsidiaries of the Company. The Company has fully and unconditionally guaranteed certain debt obligations of ARAMARK Services, Inc., its wholly-owned subsidiary, which totaled $1.9 billion as of December 29, 2006. The other subsidiaries do not guarantee any registered securities of the Company or ARAMARK Services, Inc., although certain other subsidiaries guarantee, along with the Company, certain other unregistered debt.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

December 29, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$33.0	$8.7	$—	$—	$41.7
Receivables	657.9	243.9	—	—	901.8
Inventories, at lower of cost or market	128.5	372.2	—	—	500.7
Prepayments and other current assets	76.8	42.6	—	—	119.4

Total current assets	896.2	667.4	—	—	1,563.6

Property and Equipment, net	425.2	764.5	2.7	—	1,192.4
Goodwill	1,248.1	543.2	—	—	1,791.3
Intercompany Receivables	1,790.3	—	—	(1,790.3)	—
Investment in Subsidiaries	—	—	3,446.6	(3,446.6)	—
Other Intangible Assets	237.1	73.8	—	—	310.9
Other Assets	369.7	130.8	2.5	—	503.0

	$4,966.6	$2,179.7	$3,451.8	$(5,236.9)	$5,361.2

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term borrowings	$37.6	$11.2	$—	$—	$48.8
Accounts payable	484.8	94.4	4.3	—	583.5
Accrued expenses and other liabilities	552.4	190.4	11.6	—	754.4

Total current liabilities	1,074.8	296.0	15.9	—	1,386.7

Long-Term Borrowings	1,933.8	28.3	—	—	1,962.1
Deferred Income Taxes and Other Noncurrent Liabilities	256.7	110.1	24.5	—	391.3
Intercompany Payable	475.6	(475.6)	1,790.3	(1,790.3)	—
Shareholders’ Equity	1,225.7	2,220.9	1,621.1	(3,446.6)	1,621.1

	$4,966.6	$2,179.7	$3,451.8	$(5,236.9)	$5,361.2

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

For the three months ended December 29, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Sales	$2,401.1	$709.4	$—	$—	$3,110.5
Equity in Net Income of Subsidiaries	—	—	87.7	(87.7)	—
Management Fee Income	—	—	16.1	(16.1)	—

	2,401.1	709.4	103.8	(103.8)	3,110.5

Costs and Expenses:
Cost of services provided	2,221.8	599.0	—	(16.3)	2,804.5
Depreciation and amortization	52.9	34.5	—	0.2	87.6
Selling and general corporate expenses	19.8	10.2	16.1	—	46.1

	2,294.5	643.7	16.1	(16.1)	2,938.2

Operating income	106.6	65.7	87.7	(87.7)	172.3
Interest and Other Financing Costs, net:
Interest expense, net	35.6	0.3	—	—	35.9
Intercompany interest, net	(17.8)	17.8	—	—	—

Interest and Other Financing Costs, net	17.8	18.1	—	—	35.9

Income before income taxes	88.8	47.6	87.7	(87.7)	136.4
Provision for Income Taxes	30.1	18.6	—	—	48.7

Net income	$58.7	$29.0	$87.7	$(87.7)	$87.7

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ARAMARK CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

For the three months ended December 29, 2006

(In Millions)

	ARAMARK Services, Inc. and Subsidiaries	Other Subsidiaries	ARAMARK Corporation	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(56.1)	$(16.1)	$8.8	$—	$(63.4)

Cash flows from investing activities:
Purchases of property and equipment and client contract investments	(50.1)	(13.8)	—	—	(63.9)
Disposals of property and equipment	2.3	1.5	—	—	3.8
Acquisitions of businesses, net of cash acquired	(1.9)	(79.8)	—	—	(81.7)
Other investing activities	(0.1)	3.1	—	—	3.0

Net cash used in investing activities	(49.8)	(89.0)	—	—	(138.8)

Cash flows from financing activities:
Proceeds from additional long-term borrowings	329.2	—	—	—	329.2
Payment of long-term borrowings	(127.8)	(3.3)	—	—	(131.1)
Proceeds from issuance of common stock	—	—	8.4	—	8.4
Payment of dividends	—	—	(12.6)	—	(12.6)
Other financing activities	2.3	—	—	—	2.3
Change in intercompany, net	(102.2)	106.8	(4.6)	—	—

Net cash provided by (used in) financing activities	101.5	103.5	(8.8)	—	196.2

Decrease in cash and cash equivalents	(4.4)	(1.6)	—	—	(6.0)
Cash and cash equivalents, beginning of period	37.4	10.3	—	—	47.7

Cash and cash equivalents, end of period	$33.0	$8.7	$—	$—	$41.7

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion and analysis of our results of operations and financial condition for the three months ended December 29, 2006 and December 30, 2005 should be read in conjunction with our audited consolidated financial statements, and the notes to those statements, for the fiscal year ended September 29, 2006. Our discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, opinions, expectations, anticipations, intentions and beliefs. Actual results and the timing of events could differ materially from those anticipated in those forward-looking statements as a result of a number of factors, including those set forth under the Special Note About Forward-Looking Statements and elsewhere in this quarterly report on Form 10-Q. In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission (“SEC”) rules. These rules require supplemental explanation and reconciliation, which is provided in Exhibit 99.1 to this quarterly report on Form 10-Q, and is incorporated by reference herein.

MERGER

On August 8, 2006, ARAMARK signed a definitive merger agreement under which investment funds associated with GS Capital Partners, CCMP Capital Advisors, J.P. Morgan Partners, Thomas H. Lee Partners and Warburg Pincus LLC (collectively, the “Sponsors”) and Joseph Neubauer, Chairman and Chief Executive Officer, would acquire ARAMARK. Under the terms of the agreement, ARAMARK stockholders would receive $33.80 in cash for each share of ARAMARK common stock held. The Board of Directors of ARAMARK, on the unanimous recommendation of a special committee comprised entirely of independent directors, approved the agreement and recommended that ARAMARK’s stockholders approve the merger. On December 20, 2006, ARAMARK held a special meeting of its stockholders, at which 86 percent of the outstanding votes and 97 percent of the votes actually cast voted in favor of the adoption of the merger agreement.

The merger was completed on January 26, 2007 and was valued at approximately $8.6 billion, including the assumption or repayment of approximately $2.0 billion of debt. The merger was financed by a combination of borrowings under a new $4.15 billion senior secured term loan facility, the issuance of $1.28 billion 8.50% senior notes due 2015 and $500 million senior floating rate notes due 2015 bearing interest equal to three-month LIBOR (as defined) plus a spread of 3.50%, the funding under the restated and amended Receivables Facility, and the approximately $2.1 billion equity investment of the Sponsors, Mr. Neubauer and certain other members of ARAMARK’s management. In connection with the merger, a new $600 million senior secured revolving credit facility with a six-year maturity and a synthetic letter of credit facility of up to $250 million were also signed. As of January 26, 2007, interest on borrowings under the $4.15 billion senior secured term loan facility was based on the relevant currency LIBOR plus a spread of 2.00% to 2.125% (as of January 26, 2007 – 2.125%), interest on borrowings under the $600 million senior secured revolving credit facility was based on the relevant currency LIBOR plus a spread of 1.25% to 2.00% (as of January 26, 2007 – 2.00%), and fees on the $250 million synthetic letter of credit facility range from 2.00% to 2.125% (as of January 26, 2007 – 2.125%). The spread is based on a ratio of Consolidated Secured Debt to EBITDA, as defined in the credit agreement. There is also an unutilized commitment fee on the $600 million senior secured revolving credit facility ranging from 0.375% to 0.50% (as of January 26, 2007 – 0.50%).

As a result of completing the merger, in January 2007 we will record a compensation charge of approximately $78 million related to the accelerated vesting and buyout of employee stock options and restricted stock units, a charge of approximately $23 million related to change in control payments to certain executives, and a charge for the cost of obtaining the bridge financing facility of approximately $13 million. In addition, we may report additional legal fees and other transaction related expenses in January and subsequent periods.

For the three months ended December 29, 2006, the Company incurred approximately $2.6 million of merger-related costs, which are included in “Selling and general corporate expense” in the Condensed Consolidated Statement of Income.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are described in the notes to the consolidated financial statements included in our fiscal 2006 Annual Report on Form 10-K filed with the SEC. As described in such notes, the Company recognizes sales in the period in which services are provided pursuant to the terms of our contractual relationships with our clients.

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

Share-Based Compensation

On October 1, 2005, the Company adopted SFAS No. 123R, “Share-Based Payment.” Upon adoption of SFAS No. 123R, we elected to value our employee stock options using the Black-Scholes option valuation method that uses the assumptions described in our financial statements. These assumptions relate to the expected volatility of our stock, the expected dividend yield of our stock, the expected life of the options and the risk free interest rate.

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

As share-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three months ended December 29, 2006 and December 30, 2005 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience.

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

RESULTS OF OPERATIONS

These tables present our sales and operating income, and the related percentages attributable to each operating segment, for the three months ended December 29, 2006 and December 30, 2005.

	Three Months Ended
	December 29, 2006		December 30, 2005
Sales by Segment	$	%	$	%
Food and Support Services - United States	$1,972.8	63%	$1,882.4	65%
Food and Support Services - International	706.4	23%	623.2	21%
Uniform and Career Apparel - Rental	318.9	10%	295.7	10%
Uniform and Career Apparel - Direct Marketing	112.4	4%	124.6	4%

	$3,110.5	100%	$2,925.9	100%

	Three Months Ended
	December 29, 2006		December 30, 2005
Operating Income by Segment	$	%	$	%
Food and Support Services - United States	$113.6	66%	$110.2	69%
Food and Support Services - International	32.8	19%	24.6	16%
Uniform and Career Apparel - Rental	37.5	22%	33.1	21%
Uniform and Career Apparel - Direct Marketing	5.8	3%	7.0	4%

	189.7	110%	174.9	110%
Corporate	(17.4)	(10)%	(16.3)	(10)%

	$172.3	100%	$158.6	100%

Consolidated Overview

Sales of $3.1 billion for the first quarter of fiscal 2007 represented an increase of 6% over the prior year period. Excluding the impact of acquisitions, divestitures and foreign currency translation, the consolidated sales increase was 5%. Operating income was $172.3 million for the first quarter of fiscal 2007, a 9% increase over the prior year period. Excluding the impact of acquisitions, divestitures and currency translation, operating income increased 6%, which was driven principally by growth in the Food and Support Services—International and Uniform and Career Apparel—Rental segments. Consolidated operating margin increased slightly in the current year. Fiscal 2007 Corporate expense includes approximately $2.6 million of merger-related expenses.

Interest and other financing costs, net, for the first quarter of fiscal 2007 increased approximately $1.8 million from the prior year period due principally to higher year-over-year interest rates. The effective income tax rate for the first quarter of fiscal 2007 was 35.7% compared to 25.2% in fiscal 2006. The favorable adjustment of $14.9 million in the 2006 first quarter, related to the settlement of certain open tax years, reduced the 2006 effective rate.

Net income for the first quarter of fiscal 2007 was $87.7 million compared to $93.1 million in the prior year period. First quarter fiscal 2007 diluted earnings per share were $0.47, on a weighted average share base of 185.7 million shares, as compared to the $0.50 per share (which includes $0.08 related to the income tax adjustment) reported last year on a share base of 185.5 million shares.

Segment Results

The following tables present a fiscal 2007/2006 comparison of segment sales and operating income together with the amount of and percentage change between periods.

	Three Months Ended
	December 29, 2006	December 30, 2005	Change
Sales by Segment			$	%
Food and Support Services - United States	$1,972.8	$1,882.4	$90.4	5%
Food and Support Services - International	706.4	623.2	83.2	13%
Uniform and Career Apparel - Rental	318.9	295.7	23.2	8%
Uniform and Career Apparel - Direct Marketing	112.4	124.6	(12.2)	(10)%

	$3,110.5	$2,925.9	$184.6	6%

	Three Months Ended
	December 29, 2006	December 30, 2005	Change
Operating Income by Segment			$	%
Food and Support Services - United States	$113.6	$110.2	$3.4	3%
Food and Support Services - International	32.8	24.6	8.2	33%
Uniform and Career Apparel - Rental	37.5	33.1	4.4	13%
Uniform and Career Apparel - Direct Marketing	5.8	7.0	(1.2)	(16)%
Corporate	(17.4)	(16.3)	(1.1)	6%

	$172.3	$158.6	$13.7	9%

Food and Support Services—United States Segment

Food and Support Services—United States segment sales for the first quarter of fiscal 2007 increased 5% over the prior year period due principally to growth in the Education and Healthcare businesses. The sales increase, excluding the impact of acquisitions and divestitures, was also 5%. For the first quarter, the Business Services sector reported mid single digit sales growth, due principally to growth in the Corrections and Refreshment Services businesses. The Education sector experienced high single digit sales growth as a result of base business growth in Higher Education and K-12. The Healthcare sector also reported a high single digit sales increase primarily due to base business growth. The Sports & Entertainment sector experienced a slight sales decrease as lower business from stadiums, arenas and parks was only partially offset by increases in our Convention Center business.

Segment operating income was $113.6 million compared to $110.2 million in the 2006 first quarter. The 2006 first quarter operating income included approximately $3.7 million of insurance proceeds related to the Hurricane Katrina claim. In fiscal 2007, operating income increases in the Education and Healthcare businesses were offset by a substantial decline from the Stadiums and Arenas business.

Food and Support Services—International Segment

Sales in the Food and Support Services—International segment for the first quarter of fiscal 2007 increased 13% compared to the prior year period due to acquisitions (approximately 1%), increased volume (approximately 5%) and foreign currency translation (approximately 7%). The increase reflects strong growth in Canada, Germany, Ireland and Chile.

Segment operating income was $32.8 million compared to $24.6 million in the prior year first quarter. Currency translation accounted for approximately $1.6 million of the increase. Most operations reported increased operating income with a particularly strong performance in Canada driven by the remote camps business.

Uniform and Career Apparel—Rental Segment

Uniform and Career Apparel—Rental segment sales increased 8% for the first quarter of fiscal 2007 compared to the prior year. Sales growth, excluding the effects of acquisitions and divestitures, was 6% for the quarter due to new business sold (13%), lost business (-8%), price increases (3%) and a decline in base business (-2%).

Operating income increased 13% (12% excluding acquisitions) in the first quarter of fiscal 2007, due principally to the increased sales and favorable merchandise costs. Operating income margins improved approximately 55 basis points reflecting the impact of lower fuel costs in the 2007 quarter.

Uniform and Career Apparel—Direct Marketing Segment

Uniform and Career Apparel—Direct Marketing segment sales decreased 10% for the first quarter of fiscal 2007, compared to the prior year due to the exit from the healthcare uniform line and continued softness in other WearGuard-Crest channels. Operating income decreased compared to the prior year due primarily to the decreased sales at WearGuard-Crest and continuing margin pressures at Galls.

Corporate

Corporate expenses, those administrative expenses not allocated to the business segments, were $17.4 million for the first quarter of fiscal 2007, compared to $16.3 million for the prior year period. The increase was due principally to $2.6 million of transaction costs related to the merger.

FINANCIAL CONDITION AND LIQUIDITY

Reference to the Condensed Consolidated Statements of Cash Flows will facilitate understanding of the discussion that follows.

Cash used in operating activities was $63 million and $55 million during the first three months of fiscal 2007 and 2006, respectively. The principal components (in millions) of the net change were:

Increase in net income and noncash charges	$19
Reduction in accounts receivable sale proceeds	(5)
Increased working capital requirements	(16)
Other, net	(6)

$(8)

Working capital requirements increased slightly, reflecting growth in the business and the timing of disbursements, principally payroll related.

Total debt increased $208 million during the first quarter due principally to the normal seasonal working capital needs and the acquisition of a regional uniform company.

During the first quarter of 2007, the Company extended its Japanese denominated loan and $20 million bank term loan to March 31, 2007. Interest on the loans is based on the relevant currency LIBOR plus a spread of 0.50% as determined by ARAMARK Corporation’s credit rating, as defined.

During the first quarter of fiscal 2007, the Company amended its existing U.S. and Canadian Credit Agreement to increase the total U.S. dollar credit capacity of its facility thereunder (the “U.S. Credit Facility”) from $800 million to $950 million.

During the first quarter of fiscal 2007, the Company borrowed $125 million under its U.S. Credit Facility to repay the Company’s 7.10% notes that matured on December 1, 2006.

During the first three months of fiscal 2007, the Company did not repurchase any shares of Class B common stock.

During the first quarter of fiscal 2007, the Company paid a cash dividend of $0.07 per share, which totaled $12.6 million.

At December 29, 2006, there was approximately $330 million of unused committed credit availability under our U.S. Credit Facility. As of December 29, 2006, there was approximately $516 million outstanding in foreign currency borrowings.

The following table summarizes the Company’s future obligations for debt repayments, capital leases, estimated interest payments, future minimum rental and similar commitments under noncancelable operating leases as well as contingent obligations related to outstanding letters of credit and guarantees as of September 29, 2006 (in thousands):

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

Debt levels have increased through the first quarter. As of December 29, 2006, the Company increased its letters of credit, primarily in support of insurance arrangements, by approximately $138 million. Other than these changes and the effects of the Merger discussed under “Merger” above, since September 29, 2006, there has been no material change in the Company’s future obligations.

The Company has an agreement (the Receivables Facility) with several financial institutions whereby it sells on a continuous basis an undivided interest in all eligible trade accounts receivable, as defined in the Receivables Facility. Pursuant to the Receivables Facility, the Company formed ARAMARK Receivables, LLC, a wholly-owned, consolidated, bankruptcy-remote subsidiary. ARAMARK Receivables, LLC was formed for the sole purpose of buying and selling receivables generated by certain subsidiaries of the Company. Under the Receivables Facility, certain subsidiaries of the Company transfer without recourse all of their accounts receivable to ARAMARK Receivables, LLC. ARAMARK Receivables, LLC, in turn, has sold and, subject to certain conditions, may from time to time sell an undivided interest in these receivables up to $225 million. The Company has retained collection and administrative responsibility for the participating interest sold, and has retained an undivided interest in the transferred receivables of approximately $280.9 million and $306.1 million at December 29, 2006 and September 29, 2006, respectively, which is subject to a security interest. This two-step transaction is accounted for as a sale of receivables following the provisions of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125.” At December 29, 2006 and September 29, 2006, respectively, $188.1 million and $187.8 million of accounts receivable were sold and removed from the Condensed Consolidated Balance Sheets.

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

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. The Government obtained and received numerous records from the Company, which is cooperating in the investigation. The Company can give no assurance as to the outcome of this investigation.

On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court, and remanded the matter back to the trial court for a new trial. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court. On January 31, 2007, the New Jersey Supreme Court denied plaintiffs’ petition for certification and the matter was remanded back to the trial court for a new trial pursuant to the decision of the Appellate Division. The Company and its affiliates intend to defend themselves vigorously in this matter.

In June 2006, the Bermuda Monetary Authority (BMA) presented a winding up petition to the Supreme Court of Bermuda as to Hatteras Re, a Bermuda reinsurance company which participated in a portion of ARAMARK’s casualty insurance program, to place it into provisional liquidation. A Joint Provisional Liquidator (JPL) was appointed and authorized to assume control of Hatteras Re’s business. At an official meeting of creditors on November 9, 2006, the creditors elected to keep the JPL as a Permanent Liquidator (PL) and ARAMARK was elected to the creditor’s committee. The activities of the PL are currently underway and ARAMARK’s insurance claims are being paid by Hatteras Re under the direction of the PL. A preliminary analysis by ARAMARK and its insurance advisors indicates Hatteras Re has access to funds sufficient to pay ARAMARK’s estimated insurance claims for the relevant program periods. ARAMARK has reached an agreement in principle with the PL that will allow ARAMARK to pursue with other insurance carriers an alternative insurance solution for the covered periods, however, the terms and conditions of such an arrangement have not yet been finally determined. While the ultimate outcome of this matter is uncertain, and dependent in part on future developments, based on the information currently available, ARAMARK does not expect the final resolution will have a material adverse effect on the consolidated financial statements.

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

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties have entered into agreements in principle to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of Common Pleas. The agreements in principle remain subject to court approval. As part of the agreements in principle, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) was counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action in principle, counsel for the plaintiffs has agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company has agreed not to oppose. In connection with settling the Pennsylvania action in principle, counsel for the plaintiffs has made a demand for attorneys’ fees and expenses, which amount has not yet been determined.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status for defined-benefit pension plans will be measured as the difference between the fair value of plan assets and the projected benefit obligation on a plan-by-plan basis. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for ARAMARK as of the end of fiscal 2007 on a prospective basis. If SFAS No. 158 was adopted as of September 29, 2006, the Company would have recorded a reduction in “Other Assets” and “Other Intangible Assets” of $16.6 million and $1.8 million, respectively, an increase in “Other Noncurrent Liabilities” of $9.9 million, and a charge to “Accumulated other comprehensive income (loss)” of $28.3 million (before taxes).

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

These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Factors that might cause such a difference include: unfavorable economic conditions; ramifications of any future terrorist attacks or increased security alert levels; increased operating costs, including labor-related and energy costs; shortages of qualified personnel or increases in labor costs; costs and possible effects of further unionization of our workforce; currency risks and other risks associated with international markets; risks associated with acquisitions, including acquisition integration issues and costs; our ability to integrate and derive the expected benefits from our recent acquisitions; competition; decline in attendance at client facilities; unpredictability of sales and expenses due to contract terms and terminations; the impact of natural disasters on our sales and operating results; the risk that clients may become insolvent; the risk that our insurers may become insolvent or may liquidate; the contract intensive nature of our business, which may lead to client disputes; high leverage; claims relating to the provision of food services; costs of compliance with governmental regulations and government investigations; liability associated with noncompliance with governmental regulations, including regulations pertaining to food services, the environment, the Federal school lunch program, Federal and state employment and wage and hour laws and import and export controls and customs laws; dram shop compliance and litigation; contract compliance and administration issues, inability to retain current clients and renew existing client contracts; determination by customers to reduce their outsourcing and use of preferred vendors; seasonality; merger related risks; the effect on our operations of increased leverage and limitations on our flexibility as a result of increased restrictions in our debt agreements; potential future conflicts of interest between our investors and other stakeholders; the impact on our business if were are unable to generate sufficient cash to service all of our indebtedness; the inability of our subsidiaries to generate enough cash flow to repay our debt; risks related to the structuring of our debt; the impact on our senior notes of release of guarantors under our senior secured credit agreement and our inability to make payment on our senior notes because of a court-ordered voiding of guarantees pursuant to state fraudulent transfer laws; and other risks that are set forth in the “Risk Factors,” “Legal Proceedings” and “Management Discussion and Analysis of Results of Operations and Financial Condition” sections and other sections of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate changes and manage this exposure through the use of variable-rate and fixed-rate debt and by utilizing interest rate swaps. We do not enter into contracts for trading purposes and do not use leveraged instruments. The market risk associated with debt obligations and other significant instruments as of December 29, 2006, has not materially changed from September 29, 2006 (See Item 7A of the Annual Report on Form 10-K), except for the effects of the Merger described above under “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”

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

In July 2004, the Company learned that it was under investigation by the United States Department of Commerce, among others, relating to Galls, a division of the Company, in connection with record keeping and documentation of certain export sales. The Government obtained and received numerous records from the Company, which is cooperating in the investigation.

In March 2000, Antonia Verni, by guardian ad litem, and Fazila Verni sued the Company and certain affiliates, along with Ronald Verni, David Lanzaro, the New Jersey Sports & Exposition Authority, the N.Y. Giants, Harry M. Stevens, Inc. of New Jersey, Shakers, The Gallery, Toyota Motors of North America, Inc. and the National Football League, for monetary damages for injuries they suffered. On January 18 and 19, 2005, a New Jersey jury found ARAMARK Corporation and certain affiliates liable for approximately $30 million in compensatory damages and $75 million in punitive damages in connection with an automobile accident caused by an intoxicated driver who attended a professional football game at which certain affiliates of the Company provided food and beverage service. The Company and its affiliates appealed the judgment to the Appellate Division of Superior Court of New Jersey on April 13, 2005. On August 3, 2006, the Appellate Division of the Superior Court issued its decision reversing the entire verdict of the trial court. The Appellate Division cited multiple errors by the trial court and reversed the finding of liability against the Company and its affiliates. The Appellate Division reversed both the compensatory and punitive damage awards and remanded the matter back to the trial court for a new trial. On September 6, 2006, the plaintiffs filed a petition for certification concerning the Appellate Division decision with the New Jersey Supreme Court. On January 31, 2007, the New Jersey Supreme Court denied plaintiffs’ petition for certification and the matter was remanded back to the trial court for a new trial pursuant to the decision of the Appellate Division. The Company and its affiliates intend to defend themselves vigorously in this matter.

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

On or around August 11, 2006, a fourth putative class action complaint was filed in the Court of Chancery of the State of Delaware in New Castle County by the City of Southfield Police and Fire Retirement System purportedly on behalf of the Company’s stockholders. The complaint names the Company and each of the Company’s directors as defendants and alleges that the defendants breached their fiduciary duties to the stockholders in connection with the proposed acquisition of the Company’s outstanding shares and making claims for monetary damages, injunctive relief and attorneys’ fees and expenses. On August 25, 2006, the Court of Chancery of the State of Delaware consolidated this action with In re: ARAMARK Corporation Shareholders Litigation. The parties have entered into agreements in principle to settle the Delaware consolidated actions and the action pending in the Pennsylvania Court of Common Pleas. The agreements in principle remain subject to court approval. As part of the agreements in principle, each share of Class A common stock beneficially owned by members of ARAMARK’s management committee (Joseph Neubauer, L. Frederick Sutherland, Bart J. Colli, Timothy P. Cost, Andrew C. Kerin, Lynn B. McKee, Ravi K. Saligram and Thomas J. Vozzo) was counted as one vote for purposes of the additional vote to approve the adoption of the merger agreement. In connection with settling the Delaware action in principle, counsel for the plaintiffs has agreed to seek court approval of no more than $2.1 million in attorneys’ fees and expenses, which amount the Company has agreed not to oppose. In connection with settling the Pennsylvania action in principle, counsel for the plaintiffs has made a demand for attorneys’ fees and expenses, which amount has not yet been determined.

ITEM 1A. RISK FACTORS

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under our senior notes.

On January 26, 2007, ARAMARK Corporation completed its merger (the “Merger”) with RMK Acquisition Corporation pursuant to which the Company has been acquired by a private investor group including GS Capital Partners V Fund, L.P., J.P. Morgan Partners (BHCA), L.P., CCMP Capital Investors II, L.P., Thomas H. Lee Equity Fund VI, L.P. and Warburg Pincus Private Equity IX, L.P. (collectively, the “Sponsor Funds”) and Joseph Neubauer, our Chairman of the Board of Directors and Chief Executive Officer. As a result of the Merger and transactions contemplated thereby (including the sale of our senior notes and our entry into certain credit facilities and a term loan agreement (the “Transactions”)), we are highly leveraged. On a pro forma basis as of September 29, 2006, our total indebtedness would have been $6,494.0 million. We also would have had an additional $600.0 million available for borrowing under our revolving credit facility at that date. In addition, $211.0 million of funding would have been outstanding under our receivables facility on the same pro forma basis.

Our high degree of leverage could have important consequences, including:

•	making it more difficult for us to make payments on our senior notes;

•	increasing our vulnerability to general economic and industry conditions;

•

requiring a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•

exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under our senior secured credit facilities and our receivables facility will be at variable rates of interest;

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

We and our subsidiaries also may be able to incur substantial additional indebtedness in the future, subject to the restrictions contained in our senior secured credit facilities and the indenture governing our senior notes. If new indebtedness is added to our current debt levels, the related risks that we now face could intensify. Our pro forma cash interest expense (and yield charges associated with our amended and restated receivables facility) for the twelve months ended September 29, 2006 would have been $516.1 million. At September 29, 2006, on a pro forma basis, we would have had $4,150.0 million of funded debt under our senior secured credit agreement (the interest rate of $1,500 million of which has been fixed pursuant to interest rate swap agreements) in addition to $211.0 million outstanding under our receivables facility, which are based on a floating rate index. A 0.125% increase in these floating rates would increase annual interest expense by approximately $3.6 million. In addition, the interest rate on our senior floating rate notes was based on a floating rate index.

Our major investors may have conflicts of interest with us or you in the future.

The Sponsor Funds and Joseph Neubauer will initially own approximately 95% of the issued and outstanding shares of the common stock of our parent company. Accordingly, except for rights reserved in the Stockholders Agreement they will have the ability to control the Company. There can be no assurance that the interests of the Sponsors and Joseph Neubauer will not conflict with the interests of our other stakeholders.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our senior secured credit agreement and the indenture governing our senior notes will restrict our ability to dispose of assets, use the proceeds from any disposition of assets and to refinance our indebtedness. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

Repayment of our debt is dependent on cash flow generated by our subsidiaries.

Our subsidiaries own a significant portion of our assets and conduct a significant portion of our operations. Accordingly, repayment of our indebtedness is dependent, to a significant extent, on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our senior notes, our subsidiaries do not have any obligation to pay amounts due on our senior notes or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the indenture governing our senior notes will limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to certain qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.

The lenders under our senior secured credit facilities will have the discretion to release the guarantors under our senior secured credit agreement in a variety of circumstances, which will cause those guarantors to be released from their guarantees of our notes.

While any obligations under our senior secured credit facilities remain outstanding, any guarantee of our notes may be released without action by, or consent of, any holder of our notes or the trustee under the indenture governing our notes, at the discretion of lenders under the senior secured credit facilities, if the related guarantor is no longer a guarantor of obligations under the senior secured credit facilities or any other indebtedness. The lenders under our senior secured credit facilities will have the discretion to release the guarantees under our senior secured credit facilities in a variety of circumstances. Our noteholders will not have a claim as a creditor against any of our subsidiaries that is no longer a guarantor of our notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of our noteholders.

Federal and state fraudulent transfer laws may permit a court to void the guarantees, and, if that occurs, our noteholders may not receive any payments on our notes.

Federal and state fraudulent transfer and conveyance statutes may apply to the issuance of our notes and the incurrence of the guarantees. Under federal bankruptcy law and comparable provisions of state fraudulent transfer or conveyance laws, which may vary from state to state, our notes or guarantees could be voided as a fraudulent transfer or conveyance if (1) we or any of the guarantors, as applicable, issued the notes or incurred the guarantees with the intent of hindering, delaying or defrauding creditors or (2) we or any of the guarantors, as applicable, received less than reasonably equivalent value or fair consideration in return for either issuing the notes or incurring the guarantees and, in the case of (2) only, one of the following is also true at the time thereof:

•	we or any of the guarantors, as applicable, were insolvent or rendered insolvent by reason of the issuance of our notes or the incurrence of the guarantees;

•	the issuance of our notes or the incurrence of the guarantees left us or any of the guarantors, as applicable, with an unreasonably small amount of capital to carry on the business;

•	we or any of the guarantors intended to, or believed that we or such guarantor would, incur debts beyond our or such guarantor’s ability to pay as they mature; or

•

we or any of the guarantors was a defendant in an action for money damages, or had a judgment for money damages docketed against us or such guarantor if, in either case, after final judgment, the judgment is unsatisfied.

If a court were to find that the issuance of our notes or the incurrence of the guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under our notes or such guarantee or further subordinate our notes or such guarantee to presently existing and future indebtedness of ours or of the related guarantor, or require the holders of our notes to repay any amounts received with respect to such guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, our noteholders may not receive any repayment on our notes. Further, the voidance of our notes could result in an event of default with respect to our and our subsidiaries’ other debt that could result in acceleration of such debt.

As a general matter, value is given for a transfer or an obligation if, in exchange for the transfer or obligation, property is transferred or an antecedent debt is secured or satisfied. A debtor will generally not be considered to have received value in connection with a debt offering if the debtor uses the proceeds of that offering to make a dividend payment or otherwise retire or redeem equity securities issued by the debtor.

We cannot be certain as to the standards a court would use to determine whether or not we or the guarantors were solvent at the relevant time or, regardless of the standard that a court uses, that the issuance of the guarantees would not be further subordinated to our or any of our guarantors’ other debt.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

(First Quarter 2007)

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as a result of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
Month 1 (September 30, 2006 – October 27, 2006)	0	$0.00	0	$138,115,177
Month 2 (October 28, 2006 – November 24, 2006)	0	$0.00	0	$138,115,177
Month 3 (November 25, 2006 – December 29, 2006)	0	$0.00	0	$138,115,177

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ARAMARK Corporation’s special meeting of stockholders (“Special Meeting”) was held on December 20, 2006. At the Special Meeting, the stockholders voted to adopt the Agreement and Plan of Merger, dated as of August 8, 2006 among the Company, RMK Acquisition Corporation and RMK Finance LLC (the “Merger Agreement”). The results of that vote were as follows:

For	Against	Abstentions	Broker non-votes
609,378,579	13,494,855	976,444	N/A

ARAMARK’s stockholders also voted to approve the adjournment of the Special Meeting, if necessary or appropriate, to solicit additional proxies if there are insufficient votes at the time of the Special Meeting to adopt the Merger Agreement. The results of that vote were as follows:

For	Against	Abstentions	Broker non-votes
594,235,874	28,389,027	1,224,977	N/A

ITEM 6. EXHIBITS

10.1	Master Distribution Agreement made as of November 25, 2006, between SYSCO Corporation and ARAMARK Food and Support Services Group, Inc. *

31.1	Certification of Joseph Neubauer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of L. Frederick Sutherland pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Neubauer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of L. Frederick Sutherland pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Reconciliation of non-GAAP financial measures

*	Portions omitted pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARAMARK CORPORATION

February 7, 2007	/s/ John M. Lafferty
John M. Lafferty
Senior Vice President, Controller
and Chief Accounting Officer